Form 10-Q
period 1996-09-30
INTEGRATED LIVING COMMUNITIES INC
filed 1996-11-15
CIK 1016202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

{x}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

{ }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

             For the Transition period from _________ to ___________

                        Commission file number 000-21263

                       INTEGRATED LIVING COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                    52-1967027
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                 Identification No.)

                                 Bernwood Centre
                                    Suite 10
                            Bonita Springs, FL 34135
                    (Address of principal executive offices)

                                 (941) 947-7200
              (Registrant's telephone number, including area code)

         Indicated by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes          No   X*
                         ----         -----

Number of shares of Registrant's common stock, $.01 par value, outstanding at November 14, 1996: 6,697,900

* The registrant became subject to the reporting requirements on October 3, 1996.

                       INTEGRATED LIVING COMMUNITIES, INC.
                                      INDEX



Part 1.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1995 and
         September 30, 1996                                                   2

         Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 1995 and 1996              3

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1995 and 1996                        4

         Consolidated Statement of Changes in Stockholder's Equity -
         Nine Months Ended September 30, 1996                                 5

         Notes to the Consolidated Financial Statements                       6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

Part II. Other Information                                                   12

Item 6   Exhibits and Report on Form 8-K
         Signature Page                                                      13

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,             September 30,
                                                              1995                      1996
Assets                                                                              (Unaudited)
                                                       --------------------     ---------------------
Current assets:
     Cash and cash equivalents                            $        413,362       $           143,644
     Accounts receivable                                           525,555                   279,892
     Prepaid expenses and other current assets                     187,294                   247,757
                                                       --------------------     ---------------------
          Total current assets                                   1,126,211                   671,293
     Assets limited as to use                                      658,726                   707,243
     Property, plant, and equipment                             23,751,175                53,667,966
     Other assets                                                  237,650                 5,917,962
                                                       --------------------     ---------------------
                                                           $    25,773,762         $      60,964,464
                                                       ====================     =====================

Liabilities and stockholders equity
Current liabilities:
     Accounts payable                                     $        510,353        $        1,395,301
     Accrued expenses                                              930,941                 2,157,704
                                                       --------------------     ---------------------
          Total current liabilities                              1,441,294                 3,553,005
Note payable to parent company                                           -                 8,416,176
Refundable deposits                                              5,243,332                 5,075,241
Deferred income taxes                                                    -                   324,106
Unearned entrance fees                                           4,316,391                 3,895,883
                                                       --------------------     ---------------------
          Total liabilities                                     11,001,017                21,264,411
Stockholder's equity:
     Common stock                                                   38,979                     38,979
     Additional paid in capital                                 17,840,414                41,692,311
     Accumulated deficit                                        (3,106,648)               (2,031,237)
                                                       --------------------     ---------------------
          Net stockholder's equity                              14,772,745                39,700,053
                                                       --------------------     ---------------------
                                                           $    25,773,762         $      60,964,464
                                                       ====================     =====================

           See accompanying notes to consolidated financial statements

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)


                                                              Three Months Ended,                       Nine Months Ended,
                                                                September 30,                             September 30,
                                                    ---------------------------------------    -------------------------------------

                                                          1995                 1996                 1995                1996
                                                    ------------------  -------------------    ----------------- -------------------
Revenues:
    Monthly service and entrance fees                  $    3,820,180       $    5,533,526       $   11,291,261      $   16,101,131
    Management services and other                             276,997              293,042              824,496           1,020,436
                                                    ------------------  -------------------    ----------------- -------------------
       Total revenues                                       4,097,177            5,826,568           12,115,757          17,121,567

Expenses:
    Community operations                                    2,825,876            3,789,936            8,401,941          10,927,903
    Corporate general and administrative                      256,112              847,194              754,814           1,524,894
    Facility rents                                            607,599              575,640            1,822,798           1,884,728
    Depreciation and amortization                             102,525              352,669              308,544             832,850
                                                    ------------------  -------------------    ----------------- -------------------
       Total expenses                                       3,792,112            5,565,439           11,288,097          15,170,375

Operating income                                              305,065              261,129              827,660           1,951,192

Interest expense                                                    -              202,557                    -             202,557
                                                    ------------------  -------------------    ----------------- -------------------

Earnings before income taxes and minority interest            305,065               58,572              827,660           1,748,635

Minority interest                                                9,812                   -               32,484                   -
                                                    ------------------  -------------------    ----------------- -------------------

Earnings before income taxes                                  295,253               58,572              795,176           1,748,635

Federal and state income taxes                                113,672               22,550              306,143             673,224
                                                    ------------------  -------------------    ----------------- -------------------

Net earnings                                          $       181,581     $         36,022      $       489,033      $    1,075,411
                                                    ==================  ===================    ================= ===================

Shares outstanding                                          3,897,900            3,897,900            3,897,900           3,897,900

Earnings per share                                   $           0.05     $           0.01     $           0.13      $         0.28
                                                    ==================  ===================    ================= ===================

           See accompanying notes to consolidated financial statements

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine month ended
                                                                                 September 30,
                                                                          1995                 1996
                                                                     ----------------     ----------------
Cash flow from operating activities
      Net earnings                                                       $   489,033         $  1,075,411
      Adjustments to reconcile net earnings to
          net cash provided by operating activities:
          Deferred income taxes                                               30,614              324,106
          Minority Interest                                                   32,484                      -
          Depreciation and amortization                                      308,544              832,850
          Decrease (increase) in accounts receivable                         (13,993)             245,663
          Increase in prepaid expenses and
              other current assets                                          (100,628)             (60,463)
          Earned entrance fees                                              (457,944)            (695,033)
          Entrance fees received                                           1,113,114              383,250
          Increase  in accounts payable and
              accrued expenses                                               163,885            1,564,648
                                                                     ----------------     ----------------
Net cash provided by operating activities                                  1,565,109            3,670,432
                                                                     ----------------     ----------------

Cash flows from financing activities:
      Net capital distribution to parent company                          (2,246,698)          (3,318,103)
      Refundable deposits received                                         1,210,112              242,250
      Refunds of deposits and entrance fees                                 (510,224)            (519,066)
                                                                     ----------------     ----------------
Net cash used in financing activities                                     (1,546,810)          (3,594,919)
                                                                     ----------------     ----------------

Cash flows from investing activities:
      Property, plant, and equipment additions                              (621,897)            (767,450)
      Decrease (increase) in other assets                                   (104,677)             470,736
      Decrease (increase) in assets limited as to use                         43,167              (48,517)
                                                                     ----------------     ----------------
Net cash used in investing activities                                       (683,407)            (345,231)
                                                                     ----------------     ----------------

Decrease in cash                                                            (665,108)            (269,718)
Cash, beginning of the period                                                786,552              413,362
                                                                     ----------------     ----------------
Cash, end of period                                                      $   121,444         $    143,644
                                                                     ================     ================


           See accompanying notes to consolidated financial statements

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                              ADDITIONAL
                                                             COMMON            PAID-IN             RETAINED
                                                              STOCK            CAPTIAL              DEFICIT              TOTAL
                                                           ------------    -----------------    ----------------    ----------------

 Balance at December 31, 1995                                 $ 38,979         $ 17,840,414         $(3,106,648)        $14,772,745

 Net earnings (unaudited)                                            -                    -           1,075,411           1,075,411

 Net capital contributions from parent
        company (unaudited)                                          -           23,851,897                   -          23,851,897
                                                           ------------    -----------------    ----------------    ----------------

 Balance at September 30, 1996 (unaudited)                    $ 38,979         $ 41,692,311         $(2,031,237)        $39,700,053
                                                           ============    =================    ================    ================


           See accompanying notes to consolidated financial statements.

                       INTEGRATED LIVING COMMUNITES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE UNAUDITED THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

1.    BASIS OF PRESENTATION

Integrated Living Communities, Inc. ("ILC" or "the Company") was formed in November 1995 through a corporate reorganization whereby the assets and liabilities of the Integrated Living Communities Division of Integrated Health Services, Inc. ("IHS") were transferred or leased from IHS subsidiaries to ILC and its subsidiaries. At September 30, 1996, ILC was a wholly owned subsidiary of IHS. In October 1996, the Company consummated an initial public offering of 4,200,000 shares of common stock (see note 2 below).

The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by ILC, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (No. 333-05877), which was declared effective by the Securities and Exchange Commission on October 3, 1996. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting only of normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be achieved for the full year.

2.    INITIAL PUBLIC OFFERING

On October 9, 1996, ILC completed an initial public offering of 4,200,000 shares of common stock, of which 2,800,000 shares were sold by ILC and 1,400,000 shares were sold by IHS. The initial public offering price was $8.00 per share. The Company received net proceeds of approximately $19.0 million, which proceeds were used to acquire the Terrace Gardens Healthcare and Retirement Center
("Terrace Gardens"), a 317 unit facility located in Wichita, Kansas ($12.2 million) and to repay outstanding indebtedness to IHS ($7.4 million). This offering reduced IHS's ownership of the Company's common stock to 37%.

3.    ACQUISITIONS

In January 1996, IHS acquired Vintage Healthcare Center ("Vintage") and leased the 105 bed assisted living portion of the facility to the Company.

In June 1996, the Company acquired condominium interests in the 231 bed assisted living portion of the Dallas at Treemont facility, the 105 bed assisted living portion of Vintage, and the 34 bed assisted living portion of the West Palm Beach Retirement facility. The acquisition of the condominium interests was treated as a capital contribution by IHS of approximately $27.2 million to the Company representing IHS's basis in the assisted living and congregate living portion of these facilities. These communities had previously been leased from IHS.

In July 1996, the Company acquired leasehold interests in two 35 bed assisted living communities located in Garden City and Wichita, Kansas.

In August 1996, the Company purchased the Cabot Pointe facility, a 56 bed dementia facility located in Bradenton, Florida, for $2.8 million. In October 1996, the Company sold this facility to and leased it back from a real estate investment trust. See note 4.

4.    SUBSEQUENT EVENTS

In October, 1996, the Company completed a sale-leaseback of the Cabot Pointe facility for $2.8 million with Health Care Property Investors. No gain or loss was recorded on this transaction.

In October 1996, the Company completed its initial public offering (see note 2 above).

In October 1996, the company acquired Terrace Gardens, a 317 bed facility located in Wichita, Kansas, for $12.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to: business conditions, risks of downturns in economic conditions generally, and in the health care industry specifically, development delays, cost overruns, difficulty in integrating acquisitions and the other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Registration Statement on Form S-1.

OVERVIEW

As of November 14, 1996, the Company operates 19 facilities consisting of 2,147 beds. The Company also has 35 sites in various stages of development and construction.

To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction, and acquisition activities and anticipated operating losses. Accordingly, the company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company expects negative cash flow for at least the next several years as it continues to develop and acquire assisted living facilities, primarily as a result of the development and opening of 25 to 35 new assisted living facilities in each of the next three years. There can be no assurance that any newly developed facility will achieve a stabilized occupancy rate and resident mix that meets the Company's expectations or generates positive cash flow. The Company currently estimates that the net proceeds from its initial public offering, together with financing commitments and sale/leaseback and mortgage financing that it anticipates will be available, will be sufficient to fund its acquisition and development program and its anticipated operating losses for at least the next 12 months. There can be no assurance, however, that the Company will not be required to seek additional capital earlier.

The Company intends to finance the development and acquisition of its assisted living facilities through mortgage financing, operating leases (including sale/leaseback financing) and lines of credit. As a result, the Company expects to incur substantial indebtedness and debt related payments (including payments on operating leases) as the Company pursues its growth strategy. Consequently, the Company anticipates that a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required interest, principal and lease payments.

From its inception in November 1995 through the present, the Company has been operated as a wholly-owned subsidiary of Integrated Health Services, Inc. To date, IHS has provided all required financial, legal, accounting, human resources and information systems services to the Company, and has satisfied all of the Company's capital requirements in excess of internally generated funds.

The Company derives its revenues from two primary sources: (i) resident fees for the delivery of assisted living services and (ii) management services income for the management of facilities that the Company does not own a controlling interest.

The Company categorizes its operating expenses as follows: (i) community operations, which includes labor, food, advertising, and other direct operating expense; (ii) general and administrative expenses, consisting of corporate and other support functions; (iii) rent, which includes facility and equipment rentals, (iv) depreciation and amortization, and (v) interest. In anticipation of its growth, the Company made significant investments in its corporate infrastructure and staffing in the third quarter of 1996. Through October 9, 1996, the Company operated as a wholly owned subsidiary of IHS.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Total revenue increased $1.7 million or 42%, to $5.8 million in the third quarter of 1996 from $4.1 million in the third quarter of 1995. Of this increase, $1.5 million, or 88%, was due to revenue from communities acquired after September 30, 1995. The remaining increase was due to increased revenue at communities in operation in both periods and increased management fee revenue.

Community operations expense increased $964,000 or 34%, to $3.8 million in the third quarter of 1996 from $2.8 million in the third quarter of 1995. Community operations increased $1 million due to communities acquired after September 30, 1995. Community operating expense at communities in operation both periods decreased due to increased efficiencies.

Corporate general and administrative expense increased $591,000, or 231%, to $847,000 in the third quarter of 1996 from $256,000 in the third quarter of 1995. This increase was primarily due to the relocation of the Company's corporate office from Owings, Mills, Maryland to Bonita Springs, Florida. In addition, the Company increased corporate capacity in anticipation of future growth.

Rent expense decreased $32,000, or 5%, to $576,000 in the third quarter of 1996 from $608,000 in the third quarter of 1995. This decrease was due to the acquisition of condominium interests in the West Palm and Treemont communities in June of 1996. These facilities had been leased in the third quarter of 1995. This decrease was partially offset by rent expense at communities acquired after September 30, 1995 and an increase in rent expense at the Shores and Cheyenne communities effective June 1, 1996.

Depreciation and amortization increased $250,000, or 244%, to $353,000 in the third quarter of 1996 from $103,000 in the third quarter of 1995. This increase was primarily due to communities acquired subsequent to September 30, 1995.

Interest expense increased from $0 in 1995 to $203,000 in 1996. This is attributable to interest on the Company's note payable to IHS.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues increased $5.0 million, or 41%, to $17.1 million in 1996 from $12.1 million in 1995. Of the increase, $4.0 million, or 80%, was due to revenue from communities acquired after September 30, 1995. The remaining increase was due to increased revenue at communities in operation in both periods and increases in management fee revenue.

Community operations expense increased $2.5 million, or 30%, to $10.9 million in 1996 from $8.4 million in 1995. Of this increase, $2.9 million was due to operating expenses from communities acquired after September 30, 1995. The remaining net decrease was due to increased efficiencies at communities in operation in both periods.

Corporate general and administrative expense increased $770,000, or 102%, to $1.5 million in 1996 from $755,000 in 1995. This increase was primarily due to the relocation of the Company's corporate office from Owings, Mills, Maryland to Bonita Springs, Florida. In addition, the Company increased corporate capacity in anticipation of future growth.

Rent expense increased $62,000, or 3%, to $1.9 million in 1996 from $1.8 million in 1995. This increase was due to leasehold interests acquired after September 30, 1996, increase in rent expense at the Shores and Cheyenne communities, partially offset by decreased rentals due to the acquisition of the West Palm and Treemont communities which had been leased in 1995.

Depreciation and amortization increased $524,000, or 170%, to $833,000 in 1996 from $309,000 in 1995. This increase was primarily due to communities acquired subsequent to September 30, 1995.

Interest expense increased from $0 in 1995 to $203,000 in 1996. This is due to interest on the Company's note payable to IHS.

LIQUIDITY AND CAPITAL RESOURCES

In October 1996, the Company completed an initial public offering of 4.2 million shares. The net proceeds to the Company were approximately $19 million, after deducting underwriting discounts and commissions and offering expenses. The company used the net proceeds to acquire the Terrace Gardens community and to repay certain amounts due to IHS.

During 1996, the Company secured a commitment with Health Care Property Investors, Inc. ("HCPI"), a real estate investment trust to make available to ILC up to $100 million to develop, construct and acquire facilities. No less than $40 million is to be invested in existing facilities ("Existing
Facilities") through purchase and lease or sale/leaseback transactions. Remaining funds (up to $60 million) may be invested in new development projects ("New facilities"). The company will develop each New Facility pursuant to a separate development agreement with HCPI and will lease each New Facility and financed Existing Facility from HCPI pursuant to a separate lease agreement. Each acquisition, development, lease and ancillary agreement executed pursuant to the Financing Commitment will contain representations and warranties, indemnities, affirmative covenants and conditions precedent customary to real estate investment trust transactions.

Each developer agreement executed pursuant to the Financing Commitment will require the Company, as developer, to arrange, coordinate and carry out all services necessary to develop each New Facility. HCPI will pay all development costs up to a specified maximum and the Company will be required to pay any costs in excess thereof. The Company will guarantee the completion of a New Facility within 12 months. IHS has agreed to guaranty certain of the Company's obligations to HCPI in connection with the development of facilities, except that IHS is not required to guaranty such obligations as long as the Company maintains stockholders' equity or net worth in excess of $55 million and the Common Stock is traded on a national securities exchange or the NASDAQ National Market.

HCPI will pay fair market value, based on appraisal, to purchase an Existing Facility. All leases will be "triple net" (i.e., where the lessee is obligated to pay, in addition to rent, all taxes, repairs and insurance in respect to the facility) and HCPI will have the right to a higher lease rate on facilities located in states that tax real estate investment trust income. The primary term for each lease will be 15 years with two 10 year renewals at fair market value lease rates. All leases covering facilities financed under the Financing Commitment must be renewed together as a group and not individually. The base lease rate for an existing facility will be 325 basis points over the 10-year Treasury Note multiplied by the purchase price of the facility. The base lease rate for New Facility leases will be 350 basis points over the 10-year Treasury Note multiplied by the purchase price of the facility. Beginning in the second year of the lease, annual rent will be increased by an amount equal to the annual change in the consumer price index multiplied by the prior year's total rent. In no event will the rent increase be less than the sum of (a) the additional rent paid for the previous year plus (b) one hundred percent of the facility's Gross Revenues (as defined) in excess of Base Revenue (as defined) up to but not exceeding an amount equal to 2% of the prior year's total rent. In no event will the rent increase represent more than a 5% increase over the prior year's total rent.

The Company has also obtained a non-binding term sheet from Capstone Capital Corporation ("Capstone") relating to the availability of up to $40 million in financing through sale/leaseback transactions. As proposed, leases executed with Capstone will have an initial term of 12 to 15 years and three separate five year extension options. All leases funded under the proposed commitment, however, will have the same initial term and no lease may be extended unless all leases under the commitment are extended. Subject to a minimum rate of 10%, the initial lease rate will be 350 basis points in excess of the yield on U.S. Treasury bills with similar maturities/terms. Lease rates during the first year of each extended period will be based upon fair market rental values. Lease rates will be adjusted annually (except for the first year of each renewal period) in an amount equal to the positive change in the consumer price index; provided, however, in no event will the change be less than 2% or more than 5% of the previous year's lease payment.

All leases under the proposed Capstone commitment will be cross-defaulted and all leases between Capstone and a subsidiary of the company will be guaranteed by the Company. Each facility lease will contain minimum rent coverage requirements and will require the Company to maintain a minimum net worth of $55 million and minimum rent and interest coverage ratios. Each lease will be "triple-net" and will grant the company a right of first refusal to purchase the facility from Capstone. Dr. Elkins, the Chairman of the Board of Directors of the Company, is a director of Capstone.

Following this offering, the Company will be dependent on third-party financing for its acquisition and development program. Except for the financing commitments discussed above, the Company has no other arrangements for
financing.   there  can  be  no  assurance  that  financing  for  the  Company's acquisition and development program will be available to the company on acceptable terms or at all. moreover, to the extent the Company acquires facilities that do not generate positive cash flow (after rent expense and/or interest), the Company may be required to seek additional capital for working capital and liquidity purposes. See "Risk Factors - Need for Substantial Additional Capital."

The Company  presently  anticipates  that it will make capital  expenditures  of approximately $3 million in 1996 relating to its existing facilities. In addition, the Company used approximately $12.2 million of the net proceeds of this offering to acquire the Terrace Gardens facility simultaneous with the closing of this offering, and anticipate that it will make capital expenditures of approximately $500,000 with respect to the Cabot Pointe and Terrace Gardens facilities. The Company anticipates that it will spend approximately $9.0 million in 1996 to purchase land for the development of new assisted living facilities. The Company has provided two of its third-party developers lines of credit aggregating $2.0 million.

At September 30, 1996, the Company had $8.4 million outstanding under a $75 million credit line with IHS. In October, the $75 million credit line was replaced with a new credit facility with IHS that is due on December 2, 1996. The outstanding balance under this credit agreement is $3.4 million at November 14, 1996.

For the nine months ended September 30, 1995 and 1996, cash flows from operating activities were $1.6 million and $3.7 million, respectively. Net cash used in financing activities was $1.5 million and $3.6 million in 1995 and 1996, respectively. Net cash used in investing activities was $700,000 and $300,000 in 1995 and 1996, respectively.

Part II.          Other Information

Items 1 - 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit Number    Description
--------------    -----------

         2 Asset Purchase Agreement with Health Care Property Investors for Cabot Pointe, dated September 30, 1996.

         10.1 Lease Agreement with Health Care Property Investors for Cabot Pointe, dated September 30, 1996.

         10.2     Credit  agreement  with  Integrated   Health  Services,  dated
                  October 10, 1996.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         Current report on Form 8-K dated October 9, 1996, relating to the acquisition of the Terrace Gardens facility.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                             Integrated Living Communities, Inc.
                             (Registrant)



                             John B. Poole
                             -----------------------------------------------
                             John  B. Poole
Dated November 14, 1996      Senior Vice President - Chief Financial Officer