Form 10-K
period 1996-12-31
INTEGRATED LIVING COMMUNITIES INC
filed 1997-03-20
CIK 1016202

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K


(Mark One)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM     TO
                       COMMISSION FILE NUMBER 000-21263


                     INTEGRATED LIVING COMMUNITIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                               52-1967027
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)
     24850 Old 41 Road Suite 10
        Bonita Springs, FL                            34135
(Address of principal executive offices)           (Zip Code)



       Registrant's telephone number, including area code: 941-947-7200
         Securities registered pursuant to Section 12 (b) of the Act:


                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if the disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of Registrant's Common Stock held by non-affiliates at March 14, 1997 (based on the closing sale price for such shares as reported by
Nasdaq: $32,025,000

       Common Shares outstanding as of March 14, 1997: 6,697,900 shares

                     Documents Incorporated by Reference:


Portions of the Registrant's Definitive Proxy Statement for its 1997 annual meeting of stockholders are
            incorporated by reference into Part III of this report

                                    PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW


   Integrated Living Communities, Inc. (the "Company" or "ILC") provides assisted living and related services to the private pay elderly market. Assisted living facilities combine housing, personalized support and healthcare services in a cost-effective, non-institutional setting designed to address the individual needs of the elderly who need regular assistance with activities of daily living, such as eating, bathing, dressing and personal hygiene, but who do not require the level of healthcare provided in a skilled nursing facility. The Company currently operates 23 assisted living and other senior housing facilities containing 2,466 beds in 10 states. The Company is pursuing a strategy of rapid growth through development and acquisition and intends to acquire, develop or obtain agreements to manage approximately 60 assisted living facilities per year in each of the next three years. As part of this strategy, ILC is currently developing 29 new assisted living facilities, of which 20 are scheduled to open in 1997.


INDUSTRY BACKGROUND

   Assisted living has emerged as an important component in the continuum of care within the healthcare delivery system and can be viewed as falling in the middle of the elder care continuum, with home-based care on one end and skilled nursing facilities and acute care hospitals on the other. It is a cost-effective setting for the elderly who do not require the higher level of medical care provided by skilled nursing facilities but cannot live independently because of physical frailties or cognitive impairments. Assisted living facilities combine housing, personalized support services and healthcare in a non-institutional setting designed to address the individual needs of the elderly who need regular assistance with certain activities of daily living.


   The assisted living industry is highly fragmented and characterized by numerous small operators whose scope of services vary widely from small "board and care" facilities (generally 12 or fewer residents) with little or no services to large facilities offering a full array of personal care services. In comparison to the nursing home and other healthcare industries, the assisted living industry is currently subject to little government regulation. The Company expects government regulation to increase, however, as more assisted living facilities begin to expand the type and amount of healthcare services they offer and states continue to expand Medicaid funding of assisted living as a cost-effective alternative to skilled nursing facilities. The Company believes that because of increased governmental regulation of the industry, a transformation of the industry from housing and personal care services to more healthcare-oriented services, cost containment pressures, the growth of healthcare networks and the inexperience and limited capital resources of many operators, the highly-fragmented assisted living industry will consolidate in the near future. According to the U.S. Health Care Financing Administration, annual expenditures for assisted living services were estimated to be approximately $10 to $12 billion in 1995. Private pay services account for the majority of payments; however, in some states, Medicaid funds are available for assisted living, although no funding is currently available from the federal Medicare program.


   The Company believes that assisted living is one of the fastest growing segments of elder care, benefiting from the following significant trends:

   Aging Population. The Company's target market, comprised of seniors aged 75 and older, is one of the fastest growing segments of the U.S. population. According to the U.S. Bureau of the Census, this population is expected to increase 28% from approximately 13 million in 1990 to approximately 17 million by 2000, as compared to the total U.S. population, which is expected to increase by approximately 11% during the same period. According to the U.S. General Accounting Office, in 1993 more than 7 million people in the U.S. needed assistance with activities of daily living, and this number is expected to double by 2020. It is further estimated that approximately 57% of the population of seniors over the age of 85 need assistance with activities of daily living and more than one-half of such seniors develop Alzheimer's disease or other forms of dementia.

   Increasing Financial Net Worth. As the ratio of elderly in need of assistance has increased, so too has the number of elderly able to afford assisted living. According to U.S. Bureau of the Census data, the median net worth of families in which the head of the family is age 75 or older has increased from $55,178 in 1984 to $61,491 in 1988 to $76,541 in 1991.

   Changing Family Role. Historically, the family has been the primary provider of care to the elderly. The Company believes, however, that the increased percentage of women in the workforce, the growing number of two income families and the increased mobility of society are reducing the family's role as the traditional caregiver for the elderly, which will make it necessary for many of the elderly to look outside the family for assistance as they age.

   Consumer Preference. The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents and their families in which to care for the elderly. Assisted living offers residents greater independence and allows them to "age in place" in a residential setting, which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings, such as skilled nursing facilities.

   Cost-Containment Pressures. In response to rapidly rising healthcare costs, both governmental and private-pay sources have adopted cost-containment measures that have reduced admissions and encouraged reduced lengths of stays in hospitals and skilled nursing facilities. As a result, hospitals are discharging patients earlier and referring seniors to skilled nursing facilities where the cost of providing care is lower, and skilled nursing facility operators continue to focus on expanding services to higher acuity patients. As a result, the supply of skilled nursing facility beds is increasingly being filled by patients with higher acuity needs paying higher fees, leaving little excess capacity for seniors needing a lower level of care. The Company believes that this trend creates a significant opportunity for assisted living facilities, as states, as well as long-term care insurance companies and managed care companies, are increasingly focusing on assisted living as a cost-effective alternative to skilled nursing facilities. Based on industry data, the average cost for assisted living facilities is approximately $24,000 per year as compared to an average cost of approximately $35,000 per year for skilled nursing facilities.

COMPANY STRATEGY

   The Company's objective is to expand its operations to become a leading provider of high-quality, affordable assisted living services. Key elements of the Company's strategy to achieve this goal are to:

   Provide High-Quality, Healthcare-Oriented Services. In addition to providing a broad range of assistance with the activities of daily living and offering special care programs to residents suffering from Alzheimer's disease or other forms of dementia, the Company focuses on meeting the healthcare needs of its residents to the maximum extent permitted by law, thereby enabling its residents to age in place. As a result, residents are generally able to remain at ILC facilities until they develop medical conditions requiring institutional care available only in a skilled nursing facility or an acute care hospital. Where allowed by law, the Company's assisted living facilities offer care to residents who are incontinent, mild to moderately confused, convalescing, nonambulatory, diabetic, oxygen dependent or similarly dependent. All of the Company's assisted living facilities (excluding its senior housing and congregate care facilities) employ licensed nurses. The Company ensures that all its facilities are appropriately staffed to provide its residents with high-quality personalized care and services.


   Grow Rapidly Through Development, Acquisition and Facility Expansion. The Company intends to pursue rapid growth over the next three years to benefit from the anticipated increased market demand for assisted living services and the expected industry consolidation. The Company intends to acquire, develop or obtain agreements to manage approximately 60 assisted living facilities per year in each of the next three years. The Company is currently developing 29 assisted living facilities. Management has extensive contacts in the senior housing and healthcare industries, and the Company is frequently presented with opportunities to acquire, develop or manage assisted living facilities. The Company expects that industry consolidation will result in increased future acquisition opportunities. In addition, as demand increases in its existing markets, the Company plans to grow by expanding the capacity of existing buildings.

   Utilize Flexible, Cost-Effective Development Approach. The Company believes that its development approach will allow it to quickly and cost-effectively develop new assisted living facilities. The Company intends to rely primarily on a limited number of third-party developers, rather than maintain a large internal development staff, to develop assisted living facilities. The Company has developed, in conjunction with three developers with which the Company has a relationship, three flexible and expandable prototype building designs: a 35 unit/40 bed pure assisted living facility, a 40 unit/40 bed pure Alzheimer's facility and an 80 unit/92 bed combination assisted living/Alzheimer's facility. Flexibility, which will allow the Company to respond to changing utilization patterns and service needs, and expandability, which will allow the Company to cost-effectively respond to increased market demand, are key features of the prototype designs. The Company believes the use of prototype designs and a small number of developers will offer many advantages to the development process, including better construction quality control, lower architectural and engineering fees, bulk purchasing of materials and fixtures at a lower cost, and faster development and construction schedules.

   Target Broad Segment of Private-Pay Population. The Company's target markets are generally second or third tier cities or suburbs of major cities. The target population in these markets is private-pay seniors over the age of 75 with annual incomes of at least $25,000. This mass-market approach enables the Company to evaluate a multitude of markets and be selective in acquiring and developing properties. The Company believes this approach allows it to appeal to the largest segment of the elderly population, the middle to upper-middle income group. The Company believes that by targeting this population segment, it will be well-positioned to achieve and sustain high occupancy rates.

DEVELOPMENT AND ACQUISITIONS; MANAGEMENT SERVICES

   The Company targets areas where there is a need for assisted living facilities based on demographics and market studies. In selecting geographic markets for potential expansion, the Company utilizes individual market studies which consider such factors as population, income levels, economic climate and competitive environment. The Company generally seeks to select assisted-living facility locations that (a) are second or third tier cities or suburbs of major cities, (b) have residents who generally enjoy mid-level incomes compared to incomes generally realized in the region, (c) have a regulatory climate that the Company considers favorable toward development and (d) are established and economically stable compared to newer, faster-growing areas. The Company has found that locations with these characteristics generally have a receptive population of seniors who desire and can afford the services offered in the Company's assisted living facilities.


   Development. The Company intends to develop assisted living facilities generally ranging in size from 35 to 80 units, consisting of an aggregate of approximately 23,000 to 54,000 square feet, which are located on sites typically ranging from 2.5 to 5 acres. Unit size is expected to range from 325 to 500 square feet. The Company estimates that the development cost of most of its assisted living facilities will generally range from approximately $68,000 to $83,000 per unit, depending on local variations in land and construction costs, with an overall average development cost of approximately $72,000 per unit. The Company estimates that it will require approximately six months from the date of land acquisition to develop its 40 unit facilities and approximately nine months from the date of land acquisition to develop its 80 unit facilities. The Company intends to rely primarily on a limited number of third-party developers, rather than maintain a large internal development staff, to develop assisted living facilities, and currently has relationships with four developers. The Company maintains control over the entire development process by retaining authority for site selection, prototype design, pricing, development and construction schedules, and quality of workmanship.

   The Company is currently pursuing the development of 29 new assisted living facilities, 20 of which are scheduled to open in 1997, and expects to develop 20 new facilities in each of 1998 and 1999. However, project development is subject to a number of contingencies over which the Company will have little control and that may adversely affect project cost and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. If the Company's development schedule is delayed, the Company's business, operating results and financial condition could be adversely affected. In addition, the Company estimates that it will take approximately six to 12 months for a newly developed assisted living facilities to achieve a stabilized level of occupancy (i.e., an occupancy level in excess of 90%) and that each new facility will incur start-up losses for at least eight months after commencing operations. Because, however, of uncertainties associated with development of assisted living facilities, including zoning and other governmental limitations, not all of the facilities currently under development may in fact be developed, and there can be no assurance that the Company will be successful in meeting scheduled opening dates for the facilities which are developed.


   The principal stages in the development process are (i) site selection and contract signing, (ii) zoning and site plan approval, (iii) architectural planning and design and (iv) construction and licensure. Once a market has been identified, site selection and contract signing typically take three months. Zoning and site plan approval generally take one to three months. The Company anticipates that facility construction will generally take six to nine months. The Company's use of prototype facilities facilitates architectural planning and design. After a facility receives a certificate of occupancy and appropriate licenses, residents usually begin to move in immediately. The Company's experience indicates that new facilities typically reach a stable level of occupancy of over 90% within six to 12 months of opening, but there can be no assurance that these results will be achieved in new facilities. The Company anticipates that the total capitalized cost to develop, construct and open a prototype facility, including land acquisition and construction costs, will be approximately $68,000 to $83,000 per unit, although the cost of any particular facility may vary considerably based on a variety of site-specific factors.

   The Company is presented with land sites by independent brokers, developers, healthcare organizations and financial institutions. The third-party developers with which the Company has relationships are also utilized to locate suitable sites in selected regions of the country. If a site meets the Company's general market criteria, then the Company will order a preliminary market study by an independent third party. If the market study indicates that the site meets its geographic selection criteria, the Company will then conduct a more in-depth analysis of the market, in conjunction with developers, to ensure there is a demonstrated need for assisted living services and that the site is appropriate in terms of location, size and zoning. If the market and site meet all of the Company's selection criteria, the property is purchased for development.


   The Company has, together with three of its developers, developed three flexible and expandable prototype building designs: a 35 unit/40 bed pure assisted living facility, a 40 unit/40 bed pure Alzheimer's facility and an 80 unit/92 bed combination assisted living/Alzheimer's facility. Flexibility, which will allow the Company to respond to changing utilization patterns and service needs, and expandability, which will allow the Company to cost-effectively respond to increased market demand, are key features of the prototype design. The flexibility feature allows the facility to quickly and cost effectively reconfigure its assisted living and Alzheimer's bed allotment based on changing market demand. The expandability feature allows the prototype buildings to be easily and cost-effectively expanded with little or no disruption to current operations. Facility expansion is often more cost-effective than constructing or acquiring a new facility because of lower incremental capital, operating and fixed costs. The Company believes that the use of a small number of developers working with prototype designs will allow the Company to: (a) save time and money on architectural and engineering work, because only minor modifications will be required at each location to site adapt the prototype; (b) ensure better construction quality control, because the Company's third-party developers will gain experience by constructing the same facility design, rather than a different facility design, at each site; and (c) save time and money with bulk purchasing of materials and fixtures at a lower cost, because each facility will, for example, utilize the same kitchen equipment and windows. In addition, once a development site is identified, the Company will be able to move quickly to obtain zoning approvals, since only limited architectural and engineering work will be required. All of these factors should contribute to faster and cost-effective development and construction schedules. See "-- Company Strategy."

   The Company has very limited experience in developing new assisted living facilities and its ability to achieve growth through development of new facilities will be dependent to a great extent upon the experience and abilities of the third-party developers with which the Company has established relation-ships. To date, the Company has opened only one newly developed facility and there can be no assurance that it will be successful in opening more facilities. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. Achieving the Company's plan to open 20 newly developed facilities in each of the next three years is dependent on numerous factors, many of which the Company is unable to control or significantly influence, which could adversely affect the Company's growth. These factors include, but are not limited to: (i) locating sites for facilities at acceptable costs; (ii) obtaining proper zoning use permits, development plan approval, authorization and licensing from governmental units in a timely manner; (iii) obtaining adequate financing under acceptable terms;
(iv) relying on third-party architects and contractors and the availability and costs of labor and construction materials, as well as weather; and (v) obtaining qualified staff. Development of assisted living facilities can be delayed or precluded by various zoning, healthcare licensing and other applicable governmental regulations and restrictions. ILC may also incur construction costs that exceed original estimates, may experience competition in the search for suitable development sites and may be unable to arrange financing for development. The Company intends to rely on third-party developers to construct new assisted living facilities. There can be no assurance that the Company will not experience difficulties in working with developers, project managers, general contractors and subcontractors, any of which difficulties could result in increased construction costs and delays.

   Acquisitions. The Company seeks to acquire individual or groups of assisted living facilities from smaller owners and operators in its targeted markets. In evaluating possible acquisitions, the Company considers (i) the location, construction quality, condition and design of the facility, (ii) the ability to expand the facility, (iii) the current and projected cash flow of the facility and the anticipated ability to increase revenue through rent and occupancy increases and additional assisted living services and (iv) the ability to acquire the facility below replacement cost. The Company's management has extensive contacts in the senior housing and healthcare industries, and the Company is frequently presented with opportunities to acquire, develop or manage assisted living facilities. In addition, the Company believes that consolidation in the assisted living industry will offer substantial opportunities to acquire assisted living facilities or other facilities that can be repositioned as assisted living facilities.

   The Company's growth strategy depends significantly upon the rapid acquisition (through purchase, lease or management contract) of existing assisted living facilities and other properties that it believes it can efficiently reposition as assisted living facilities. There can be no assurance that the Company's acquisition of assisted living facilities will occur at the rate currently expected by the Company or that future acquisitions will be completed in a timely manner, if at all. The success of the Company's acquisitions will be determined by numbers factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the ability of the Company to obtain financing on acceptable terms, the purchase price, the financial performance of the facilities after acquisition and the ability of the Company to integrate effectively the operations of the acquired facilities. If the Company is unsuccessful in operating newly acquired facilities and integrating them into the Company's existing operations, the Company's business, operating results and financial condition could be adversely affected.

   Management Agreements. Although the Company intends to focus its efforts primarily on the development and acquisition, directly or through long-term operating leases, of additional assisted living facilities, it may in certain cases also target additional third-party management contracts as an interim step to acquisition of facilities. The Company currently manages four assisted living facilities with an aggregate of 442 beds. The Company is responsible for all personnel, marketing, nursing, resident care and dietary services, accounting and data processing reports and services for these facilities at the facility owner's expense. The facility owner is required to pay for all facility capital expenditures. The Company manages these facilities in the same manner as the facilities it owns or leases, and provides the same assisted living services as are provided in its owned or leased facilities.

   The Company receives a management fee for its services which generally ranges from 4% to 5% of the gross revenue of the assisted living facility. Certain management agreements also provide the Company with an incentive fee based on the amount of the facility's operating income that exceeds a target. The management agreements generally have an initial term of one to three years, with the right to renew under certain circumstances. The management agreements expire at various times between October 1997 and July 1999, although all can be terminated earlier under certain circumstances. Certain of the management agreements provide the Company with the right of first refusal in respect of the sale of each managed facility. The Company believes that management agreements are a cost-effective way to test new markets without having to make the capital outlay necessary to develop or acquire a facility.


   The Company expects the number of facilities it operates will increase substantially as it pursues its rapid growth strategy. The Company's success will depend in large part on identifying suitable development and acquisition opportunities, and its ability to pursue such opportunities, complete developments, consummate acquisitions, create demand for its facilities and effectively operate its assisted living facilities. The Company competes for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than the Company. The Company's growth will place a significant burden on the Company's management and operating personnel and its financial resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. There can be no assurance that the Company will be able to implement its rapid growth strategy or that such strategy will ultimately be profitable. If the Company is unable to implement is rapid growth strategy or to manage its growth effectively, its business, operating results and financial condition could be adversely affected.

RESIDENT SERVICES

   The Company's assisted living facilities offer residents a supportive, "home-like" setting and assistance with activities of daily living. Residents of the Company's facilities are typically unable to live alone, but do not require the 24-hour nursing care provided in skilled nursing facilities. Services provided to the Company's residents are designed to respond to their individual needs and to improve their quality of life, are available 24 hours a day to meet resident needs, and generally include three meals per day, housekeeping and groundskeeping and building maintenance services. Available support services include nursing care and health-related services, social and recreational services, transportation and special services (such as banking and shopping). Personal services include bathing, dressing, personal hygiene, grooming, ambulating and eating assistance. Health-related services, which are made available and provided according to the resident's individual needs and in accordance with state regulatory requirements, may include assistance with taking medication, skin care and injections, as well as healthcare monitoring. By providing programs that are designed to offer residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling seniors to age in place and thereby maintain their residency for a longer time period.

   Clinical Assessment. Each resident is clinically assessed upon admission to determine his/her health status including functional abilities, need for personal care services and assistance with the activities of daily living (ADL's) as well as likes and dislikes. The goal of the clinical assessment is to determine the care needs of residents as well as their lifestyle preferences. A current physician's report is also utilized to further ascertain the health status and needs of the resident. From these assessments a plan of care is developed for each resident to help ensure that all staff who render care and services meet the specific needs and preferences of each resident. Residents are reassessed periodically and when there is a significant change in a resident's condition to be sure the care plan reflects their current needs. The care plan, as the document which reflects the needs of the resident, is the basis for determining the monthly charges for care and services.

   Healthcare Services. The Company fosters wellness by offering health screenings such as blood pressure checks, periodic special services such as influenza inoculations, chronic disease management (such as diabetes with its attendant blood glucose monitoring), dietary and similar programs as well as ongoing exercise and fitness classes. Classes are given by healthcare professionals to keep residents informed about disease management.

   Regulations differ by state regarding the type of care that can be rendered as well as the personnel allowed to provide such care. The Company utilizes licensed nurses, certified and/or trained staff to meet the healthcare needs of its residents. Staff administer or assist with medications, observe and intervene as the health status of residents change and provide assistance and care to enable residents to perform the activities of daily living: dressing, bathing, grooming, toileting, ambulating and the like. Residents who are incontinent, mild to moderately confused, convalescing, nonambulatory, diabetic, oxygen dependent or similarly dependent are cared for where allowed by law. Hospice care is offered in many of the Company's facilities, as are special programs such as post-plastic surgery recuperation, stroke recovery and intensive rehabilitation. Dietary programs, nutritional support and special retraining programs are also offered by the Company.

   The Company's facilities provide rehabilitation services, including physical therapy, speech and language pathology and occupational therapy, audiology, pharmacy and physician services, as well as podiatry, dentistry and other professional services. These specialized healthcare services are generally provided to the residents by third-party providers, who are reimbursed by the resident or a third-party payor (such as Medicare or Medicaid) or, in certain cases, by the staff of the facility where permitted by state law. The Company's facilities also provide transportation services for residents to visit physicians and other professionals in the surrounding areas.

   Alzheimer's and Dementia Care. Certain of the Company's facilities contain a special unit to service the needs of residents with Alzheimer's disease, dementia and other cognitive impairments. These special needs units are located in a separate area of the facility and have their own dining facilities, resident lounge areas and specially trained staff. This physical separation of the special needs unit enables residents to receive the specialized care they require with a minimum of disruption to other residents. The areas are designed to allow residents the freedom to ambulate as they wish while keeping them safely contained within an alarmed area. Programming for a minimum of 12 hours per day keeps these special need residents channeled into meaningful activity. Special nutritional programs are used to help assure caloric intake is maintained in residents whose constant movement increases their caloric expenditure. Family support groups meet regularly with the families of these residents.

   Adult Day Care. Some of the Company's facilities offer adult day care services for the mentally and/or physically frail. The services are offered up to six days per week, 12 hours per day. Many of the day care attendees eventually become permanent residents at the facility. Residents spend the day engaged in meaningful activities and socialize with other residents and staff. Healthcare needs are monitored by staff and medication assistance is available. Assistance with activities of daily living, as well as meals and nutritious snacks, are also provided. Day care offers families the ability to continue employment despite caregiving responsibilities and also offers residents an opportunity to leave their home and interact with their peers.

   Respite Care. The Company's facilities accept residents for short term placement (several days to several months) to accommodate their or their family's need for placement, either while the family is on vacation or is otherwise absent or because the resident cannot stay alone while convalescing from illness or injury. Many residents are frequent returnees and often eventually become permanent residents at the facility.

OPERATIONS

   The Company offers a broad range of assisted living services and an environment in which residents can age in place in an effort to retain residents over longer periods as they become increasingly frail. The Company continually assesses and monitors the health needs and desires of its residents and periodically adjusts the level and frequency of care and services provided to such residents to meet their increasing needs. The Company's multi-tiered rate structure for the services it provides is based upon the acuity level of, or level of services needed by, each resident. Specialized healthcare services for those residents requiring 24-hour supervision or more extensive assistance with activities of daily living is provided to the residents by third-party providers, who are reimbursed by the resident or a third-party payor (such as Medicare or Medicaid) or, in certain cases, by the staff of the facility where permitted by state law. In order to meet the evolving needs of its residents as they age in place, the Company expects to continually expand the range of care and services offered at its residences. In the future, the Company may elect to provide these services directly using its own skilled employees. In the event that a resident's acuity reaches a level such that the Company is unable to meet such resident's needs, the Company maintains relationships with local hospitals and skilled nursing facilities to facilitate a transfer of the resident.

   Marketing. The Company's marketing strategy is designed to integrate its assisted living facilities into the continuum of healthcare providers in the geographic markets in which it operates. Thus, the Company seeks to establish relationships with local hospitals (including through joint marketing efforts, where appropriate) and home healthcare agencies, alliances with visiting nurse associations and, on a more limited basis, priority transfer agreements with local skilled nursing facilities. The Company believes this marketing strategy benefits its residents as well as strengthens and expands the Company's network of referral sources.

   The Company begins premarketing its facilities up to six months in advance of opening so that, by the time the facility opens, referral sources, including professionals in the community, hospitals and physicians, will be well familiarized with the care and services provided. Age and income qualified seniors are recipients of target marketing efforts as are their children. The Company's goal is to open a new facility with a substantial number of residents ready to move in. After opening, the Company continues its marketing efforts to attain and then maintain full occupancy.

   The Company seeks to position its facilities as the "senior resource center" in each of its markets; thus when the public thinks of care and/or services for the elderly they think of the ILC facility. Each facility offers its physical plant for classes, meetings, social events, etc., to the surrounding city in order to foster interdependence. The Company also intends to focus on selling the care and services component of its facilities to those seniors who live in the surrounding area.

   Staffing. The Company ensures that all its facilities are appropriately staffed with well-trained professionals to provide its residents with high-quality personalized care and services. The day-to-day operations of each facility, including quality of care and financial performance, are overseen by an Executive Director trained in the Company's operating philosophy, policies and procedures. A Healthcare Coordinator, who is a licensed nurse, oversees the day-to-day care of residents and employees providing services to residents. Other key facility employees include a Director of Dining Services, Activities Director, Maintenance Director and Marketing Director.

   Administration. The Company's corporate structure has been designed to provide appropriate levels of support to, and oversight of, the operating facilities. The Company's philosophy is to allow the facility administrators enough autonomy and flexibility to expeditiously adjust operations to meet the needs of local and changing market conditions while at the same time holding them accountable to established quality and financial performance criteria.

   In anticipation of its rapid development plans, the Company has made a significant investment in recruiting and developing a management team with extensive experience in the post-acute care, sub-acute care, long-term care and assisted living industries. The Company believes that the depth and experience of its management team positions the Company to effectively manage its growth plans and the increasing government regulation of assisted living facilities which the Company anticipates. Additionally, the Company is developing its infrastructure to manage its anticipated growth. Key infrastructure components include standardized policies and procedures, computer systems, management information systems, staff training and education programs and staff recruitment and retention systems. See "-- Executive Officers of the Company."

   The Company  employs an  integrated  structure of  management  and  financial systems and controls in order to contain costs and maximize operating efficiency. The Company provides management support services to each of its residential facilities, including establishment of operating standards, recruiting, training and financial and accounting services. In addition, the Company believes it can benefit from economies of scale by centralizing certain functions such as purchases of supplies and equipment, employee training and certain sales and marketing activities. The Company has established reporting and monitoring systems which allow early detection of deviations to allow rapid correction.

SERVICE REVENUE SOURCES

   The Company currently and for the foreseeable future expects to rely primarily on its residents' ability to pay the Company's charges from their own or familial resources. Although care in an assisted living facility is typically less expensive than in a skilled nursing facility, the Company believes generally only seniors with income or assets meeting or exceeding the regional median will be able to afford to reside in the Company's facilities. Inflation or other circumstances that adversely affect seniors' ability to pay for services such as those provided by the Company could have an adverse effect on the Company's business or operations. Furthermore, the federal government does not currently provide any reimbursement for the type of assisted living services provided by the Company. Although some states have reimbursement programs in place, in many cases the level of reimbursement is insufficient to cover the costs of delivering the level of care that the Company currently provides. Approximately 99% of the revenues from the Company's assisted living facilities were derived from private-pay sources in 1996. There can be no assurance, however, that the Company will continue its private-pay mix or that it will not in the future become more dependent on governmental reimbursement programs. If the Company encounters difficulty in attracting seniors with adequate resources to pay for its services, its business, operating results and financial condition could be adversely affected.

COMPETITION

   The senior housing and healthcare industries are highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. In general, regulatory and other barriers to competitive entry into the assisted living industry are not presently substantial. The Company will continue to face competition from numerous local, regional and national providers of assisted living and long-term care whose facilities and services are on either end of the senior care continuum. The Company will compete with such facilities primarily on the bases of cost, quality of care, array of services provided and physician referrals. The Company will also compete with companies providing home based healthcare, and even family members, based on those factors as well as the reputation, geographic location, physical appearance of facilities and family preferences. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those of the Company. However, the Company anticipates that its most significant competition will come from other assisted living facilities within the same geographic area as the Company's facilities because management's experience indicates that senior citizens frequently elect to move into facilities near their homes.

   Moreover, in the implementation of the Company's expansion program, the Company expects to face competition for the acquisition and development of assisted living facilities. Some of the Company's current and potential competitors are significantly larger or have, or may obtain, greater financial resources than those of the Company. A significant number of industry competitors have recently raised financing in the public markets, providing them with cash to develop and acquire assisted living facilities and making it easier for them to use their equity and debt securities as consideration for acquisitions. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business and could have a material adverse effect on the Company's financial condition, results of operations and prospects. Further, if the development of new assisted living facilities outpaces demand for those facilities in the markets in which the Company has or is developing facilities, such markets may become saturated. Such an oversupply of facilities could cause the Company to experience decreased occupancy, depressed margins, and lower profitability.

GOVERNMENTAL REGULATION


   The Company's assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities specific to their location. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things: personnel education, training and records; facility services, including administration of medication, assistance with self-administration of medication and limited nursing services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In several states assisted living facilities also require a certificate of need before the facility can be opened. In most states, assisted living facilities also are subject to state or local building codes, fire codes and food service licensure or certification requirements. Like other healthcare facilities, assisted living facilities are subject to periodic survey or inspection by governmental authorities. The Company's success will depend in part on its ability to satisfy such regulations and requirements and to acquire and maintain any required licenses. The Company's operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care afforded residents and revisions in licensing and certification standards.

   Certain  states  provide  for  Medicaid  reimbursement  for  assisted  living services pursuant to Medicaid Waiver Programs permitted by the Federal government. In the event the Company elects to provide services in states with a Medicaid Waiver Program, the Company may then elect to become certified as a Medicaid provider in such states. The Company is subject to certain federal and state laws that regulate relationships among providers of healthcare services. These laws include the Medicare and Medicaid anti-kickback provisions of the Social Security Act, which prohibit the payment or receipt of any remuneration by anyone in return for, or to induce, the referral of patients for items or services that are paid for, in whole or in part, by Medicare or Medicaid. A violation of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. The Company intends to comply with all applicable laws, including the fraud and abuse laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not in the future have a material adverse impact on the Company's results of operations or financial condition.

   The Company's failure to comply with such regulations could jeopardize its reimbursement payments for any affected residents and could result in fines and the suspension or failure to renew the Company's operating licenses. These actions could have a material adverse effect on the Company's business and operating results and on its ability to develop and acquire properties in the future. The Company believes that it is currently in compliance with all material applicable regulations and requirements with respect to its assisted living facilities.


   Currently, the federal government does not provide any reimbursement for the type of assisted living services offered by the Company, although the federal government does provide reimbursement for services provided in the skilled nursing beds located in the Company's continuing care retirement communities. Although some states have reimbursement programs in place, the level of reimbursement is generally insufficient to recover the costs of the Company's assisted living services. Depending in part on the results of the Company's acquisition and development program, net revenues from governmental reimbursement could increase from time to time. There can be no assurance that the Company or the facilities which it manages will continue to meet the requirements for participating in governmental reimbursement programs. Furthermore, governmental reimbursement programs are subject to statutory and regulatory changes, retroactive rate settlements, administrative rulings and governmental funding restrictions, some of which could have a material adverse effect on the future rate of payment to facilities operated by the Company. A substantial dependence on governmental reimbursement programs, changes in the funding levels of such programs or the failure of the Company's operations to qualify for governmental reimbursement could have an adverse effect on the Company's business, operating results and financial condition.

   Twelve of the Company's nursing beds are currently certified to receive benefits as a skilled nursing facility provider under the Health Insurance for the Aged and Disabled Act (commonly referred to as "Medicare"), and substantially all are also certified under programs administered by the various states using federal and state funds to provide medical assistance to qualifying needy individuals ("Medicaid"). Both initial and continuing qualification of a skilled nursing care facility to participate in such programs depend upon many factors including, among other things, accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.


   Under the Medicare program, the federal government pays the reasonable direct and indirect allowable costs (including depreciation and interest) of the services furnished. Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to qualifying needy individuals. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, typically they provide for the payment of certain expenses, up to established limits. Funds received by the Company under Medicare and Medicaid are subject to audit with respect to the proper preparation of annual cost reports upon which reimbursement is based. Such audits can result in retroactive adjustments of revenue from these programs, resulting in either amounts due to the government agency from the Company or amounts due the Company from the government agency.


   Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by insurance companies acting as Medicare fiscal intermediaries and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities. Since 1985, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs. In addition, a number of healthcare reform proposals have been introduced in Congress in recent years. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect such proposals would have on the Company's business. The Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the operating and fixed costs allocable to such patients. Changes in reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could significantly affect the Company's results of operations. It is uncertain at this time whether legislation on healthcare reform will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the results of operations of the Company. The Company cannot at this time predict whether any healthcare reform legislation will be adopted or, if adopted and implemented, what effect, if any, such legislation will have on the Company.

   Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

   The Company and its activities are subject to zoning and other state and local government regulations. Zoning variances or use permits are often required for construction. Severely restrictive regulations could impair the ability of the Company to open additional residences at desired locations or could result in costly delays, which could adversely affect the Company's growth strategy and results of operations.

EMPLOYEES


   As of February 28, 1997, the Company had approximately 1,100 employees, of which 61 were employed at the Company's headquarters. None of the Company's employees are currently represented by a labor union, and the Company is not aware of any union-organizing activity among its employees. The Company believes that its relationship with its employees is good.


   The Company competes with various healthcare providers, including other assisted living providers, with respect to attracting and retaining qualified or skilled personnel. The Company also depends on the available labor pool of low-wage employees. A shortage of nurses or other trained personnel or general inflationary pressures may require the Company to enhance its wage and benefits package in order to compete. There can be no assurance that the Company's labor costs will not increase or, if they do, that they can be matched by corresponding increases in revenues. Any significant failure by the Company to attract and retain qualified employees, to control its labor costs or to match increases in its labor expenses with corresponding increases in revenues could have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company's ability to attract and retain management personnel for its facilities will be critical to the success of the Company's rapid growth strategy. If the Company is unable to hire qualified management to operate its assisted living facilities, the Company's business, operating results and financial condition could be adversely affected.


COMPANY HISTORY

GENERAL

   The Company was formed in November 1995 as a wholly-owned subsidiary of Integrated Health Services, Inc. ("IHS") to operate the assisted living and other senior housing facilities owned, leased and managed by IHS. Following the Company's formation, IHS transferred to the Company as a capital contribution its ownership interest in the Waterside and the Homestead at Denton facilities, sublet to the Company The Shores and Cheyenne Place facilities, and leased to the Company the assisted living and related portions of the Treemont Retirement Community and Heron's Run facilities. IHS also transferred to the Company agreements to manage nine facilities (of which four are currently managed). The Company's principal executive offices are located at Bernwood Centre, 24850 Old 41 Road, Suite 10, Bonita Springs, Florida 34135, and its telephone number is 941-947-7200.

   The Company completed its initial public offering in October 1996. The effect of this offering was to reduce IHS' ownership of the Company from 100% to 37%. Robert N. Elkins, M.D., the Chairman of the Board of the Company, and Lawrence
P. Cirka, a director of the Company, are the Chairman of the Board and Chief Executive Officer and President, Chief Operating Officer and a director, respectively, of IHS and, as a result, may have conflicts of interest in addressing business opportunities and strategies with respect to which the Company's and IHS' interests differ. The Company and IHS have not adopted any formal procedures designed to assure that conflicts of interest will not occur or to resolve any such conflicts. Dr. Elkins is also a director and principal stockholder of Community Care of America, Inc. ("CCA"), which operates long-term care and assisted living facilities, and is a director of Capstone Capital Corporation, a real estate investment trust from which the Company expects to receive financing. IHS will continue to operate Alzheimer's units in certain of its skilled nursing facilities, including the skilled nursing facilities located in the condominiums in which the Company's Treemont and Heron's Run facilities are located. The Company is prohibited from including a segregated and secured Alzheimer's ward in its portion of these facilities. In geographic areas where the Company and either IHS or CCA operates a facility, ILC will be competing with these companies for residents for its facilities. IHS, Dr. Elkins and Mr. Cirka beneficially own in aggregate approximately 40.3% of the Company's outstanding Common Stock and IHS is the Company's largest stockholder.

ACQUISITION HISTORY

   In January 1989, IHS acquired a leasehold interest in the Dallas at Treemont facility, a skilled nursing facility with a 251 bed assisted living, Alzheimer's and adult day care facility, and IHS subsequently purchased the Dallas at Treemont facility in June 1994. The Company leased the assisted living, Alzheimer's and adult day care portions of this facility from IHS until June 1, 1996, when the Company and IHS entered into a condominium agreement for the Dallas at Treemont facility. In connection with the condominium agreement, the Company received as a capital contribution from IHS the condominium interest in the assisted living, Alzheimer's and adult day care portion of the facility.

   In December 1993, IHS acquired Central Park Lodges, Inc., which owned the Heron's Run skilled nursing and assisted living facility and a 60.5% partnership interest in each of the Waterside and Lakehouse West continuing care retirement communities. Effective October 31, 1995, IHS exchanged its 60.5% partnership interest in the Lakehouse West facility for the 39.5% partnership interest in the Waterside facility which it did not own. The Company received the Waterside facility from IHS as a capital contribution and leased the assisted living portion of the Heron's Run facility from IHS until June 1, 1996, when the Company and IHS entered into a condominium agreement for the Heron's Run facility. In connection with the condominium agreement, the Company received as a capital contribution from IHS the condominium interest in the assisted living portion of the facility.

   In March 1994, IHS acquired the Homestead at Denton, a 50 bed assisted living and adult day care facility for a total cost of approximately $1.3 million, adjusted for certain accrued liabilities, prepayments and deposits assumed by IHS. Prior to the purchase IHS had managed the facility under a management agreement with the prior owner. The Company received this facility from IHS as a capital contribution.

   In August 1994, IHS entered into separate facility operating leases for the 311 bed Shores and 95 bed Cheyenne Place facilities. IHS has subleased these assisted living facilities, including the related equipment, furniture and fixtures, to the Company. These facilities are part of 43 facilities leased by IHS from Litchfield Asset Management Corp. ("LAM"). IHS is required to meet certain financial tests under its agreement with LAM and, to the extent IHS is unable to meet such tests, LAM has the right to terminate IHS' lease of the 43 facilities, which would result in the termination of the subleases. The loss of these facilities, which accounted for approximately 27% and 39% of the Company's revenues, and approximately 19% and 40% of the Company's earnings before loss from impairment of long-lived assets, income taxes, and corporate administrative and general expense in the years ended December 31, 1996 and 1995, respectively, could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that IHS will be able to meet such tests.

   In December 1995, IHS acquired Carrington Pointe, a 172 bed congregate care and assisted living facility. Prior to the acquisition, IHS had managed the facility under a management agreement with the prior owner. Following the acquisition, IHS transferred ownership of the facility to the Company as a capital contribution.

   In January 1996, IHS acquired Vintage Health Care Center, a skilled nursing and assisted and independent living facility which it had previously managed from April 1995. The Company leased the assisted and independent living portions of the facility from IHS until June 1, 1996, when the Company and IHS entered into a condominium agreement for the facility. In connection with the condominium agreement, the Company received as a capital contribution from IHS the condominium interest in the assisted living portion of the facility.

   In July 1996 the Company acquired a leasehold interest in the Homestead of Garden City and Homestead Wichita facilities from one of its third party developers.

   In August 1996 the Company acquired the Cabot Pointe facility for $2.8 million with funds borrowed from IHS. The Company sold and leased the facility back from a real estate investment trust in October 1996.

   In October 1996, the Company acquired the Terrace Gardens facility for $12.2 million with proceeds from its initial public offering.

   In January 1997, the Company acquired four facilities in Virginia for $15.8 million with funds borrowed through a bridge loan from NationsBank. NationsBank provided this loan in contemplation of the completion of a senior secured line of credit. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   In February 1997, the Company acquired a leasehold interest in the West Columbia facility.

   In March 1997, the Company acquired leasehold interests in the Brantley and Jaylene facilities.


EXECUTIVE OFFICERS OF THE COMPANY


   The following table sets forth certain information with respect to the executive officers of the Company:


NAME                   AGE   POSITION
----                   ---   --------
Robert N. Elkins,
M.D..................  54    Chairman of the Board of Directors
Edward J. Komp.......  42    President, Chief Executive Officer and Director
Kayda A. Johnson ....  48    Senior Vice President--Chief Operating Officer
John B. Poole........  45    Senior Vice President--Chief Financial Officer
Dan Hirschfield......  39    Senior Vice President--Acquisitions and Development

   Robert N. Elkins, M.D. became the Chairman of the Board of the Company in June 1996. Dr. Elkins has been the Chairman of the Board and Chief Executive Officer of IHS, the sole stockholder of the Company prior to October 1996, since March 1986 and he served as President of IHS from March 1986 to July 1994. From 1980 until co-founding IHS in 1985, Dr. Elkins was a co-founder and Vice President of Continental Care Centers, Inc., an owner and operator of long-term healthcare facilities. From 1976 through 1980, Dr. Elkins was a practicing physician. Dr. Elkins is a graduate of the University of Pennsylvania, received his M.D. degree from the Upstate Medical Center, State University of New York, and completed his residency at Harvard University Medical Center. Dr. Elkins is a director of Capstone Capital Corporation, Community Care of America, Inc. and UroHealth Systems, Inc.

   Edward J. Komp has served as President and Chief Executive Officer of the Company since March 1996 and as a director of the Company since June 1996. Prior to joining the Company, he served as Executive Vice President -Corporate Operations of IHS from November 1995 to March 1996 and as Senior Vice President -- Managed Operations of IHS from October 1993 to November 1995, where he had operational responsibility for over 100 assisted living and long-term care facilities with approximately 13,000 beds nationwide. From 1979 until he joined IHS, Mr. Komp served in various senior operational and financial capacities with National Medical Enterprises, Inc., now Tenet Healthcare Corp.


   Kayda A. Johnson has served as Senior Vice President -- Chief Operating Officer of the Company since March 1996. Prior to joining the Company, she served as Senior Vice President for Operations of IHS' Retirement Management Services division from March 1991. Prior to joining IHS, she was Director of Operations for Forum Group from 1990, and from 1982 to 1990 she was regional Vice President of Operations for Retirement Corporation of America. Ms. Johnson is a licensed Nursing Home Administrator and Registered Nurse. She is also a licensed Preceptor for Nursing Home Administrators and a Certified Residential Care Administrator. She has served on the faculty of the University of Redlands for the past 15 years, teaching business and management courses to MBA and BBA students. She is a member of the Board of Directors of the National Association for the Senior Living Industries ("NASLI") and serves as NASLI's Commissioner for Health Care as well as on the Executive Committee. She is a member of the Board of Directors of the Assisted Living Facilities Association of America ("ALFAA"); serves on the Residential Services Committee for the California Association of Homes and Services for the Aged ("CAHSA"); and is a member of the advisory committee of the American Seniors Housing Association. She also serves on the Assisted Living Advisory Board of the American Health Care Association ("AHCA"), the Assisted Living Advisory Board -- Contemporary Long Term Care, and the Advisory Group for the NIC.

   John B. Poole has served as Chief Financial Officer of the Company since March 1996. From November 1995 until he joined the Company, he was as an independent consultant to the long-term care industry. From July 1994 through October 1995 he served as Chief Financial Officer of American Care Communities, Inc., an owner and operator of assisted living residences. From March 1993 through June 1994 he served as Chief Financial Officer of Medifit of America, Inc., an owner and operator of outpatient physical therapy centers and corporate fitness centers. From October 1990 to February 1993 he served as Chief Financial Officer of Frankwood Holdings, Ltd., an owner and operator of a third-party administrator of health claims. From 1979 to August 1990 he served in various positions at Beverly Enterprises, Inc., an owner and operator of long-term health care facilities, including Senior Vice President and Chief Accounting Officer, where he had responsibility for all accounting and data processing for the entire company.


   Daniel A. Hirschfeld has served as Senior Vice President -- Acquisitions and Development of the Company since February 1997. From January 1995 through
February 1997, he held the position of Vice President -- Health Care Acquisitions for Manor Care Inc., a New York Stock Exchange listed company involved in ownership, operation and development of assisted living, long term care and hospitality facilities. From April 1994 through January 1995, Mr.
Hirschfeld was employed as President and Chief Operating Officer -Essential Services Division for Mariner Health Care, Inc., a NASDAQ listed company, which is engaged in providing post acute services for long term care residents. Mr. Hirschfeld was responsible for the operation of all non-facility based services including home health, pharmacy, therapies and medical supplies. From 1985 through 1994, Mr. Hirschfeld was employed by Meridian

Health Care, Inc., (which was acquired by Genesis Health Ventures, Inc., a New York Stock Exchange listed company, in October 1994), an owner and operator of long term care facilities. Mr. Hirschfeld served in various positions including Vice President -- Development and Planning, Vice President -- Pharmacy Services and Chief Operating Officer for Staff Replacement Services. From 1979 until 1985, he was employed by Crown Central Petroleum, Inc. and Constellation Services, Inc., a subsidiary of Baltimore Gas and Electric, Inc. (both companies are listed on the New York Stock Exchange). His responsibilities included treasury functions, strategic planning, financial analysis, acquisitions, and accounting.

ITEM 2. PROPERTIES


   The Company currently operates 23 assisted living facilities in 10 states, containing 2,466 beds. Eleven of the facilities are owned, 8 are leased and the remaining 4 are managed. The Company's existing facilities consist of assisted living facilities, continuing care retirement communities, congregate care facilities and senior housing. Several of the Company's facilities have specially designed wings for residents with Alzheimer's disease, and several offer adult day care services. The Company believes that the physical configuration of its facilities, combined with its level of service, contributes to resident satisfaction and allows seniors residing at the Company's facilities to maintain an appropriate level of autonomy.


   The following table presents certain information regarding the Company's owned and leased facilities as of March 14, 1997.

                                   DATE
FACILITY/LOCATION              ACQUIRED(1)  BEDS    OWNERSHIP
-----------------------------  ----------- ------ ------------
Brantley
 Milledgeville, Georgia  .....   3/97        48       Leased
Cabot Pointe
 Bradenton, Florida ..........   8/96        76       Leased
Carrington Pointe
 Fresno, California ..........  12/95       172       Owned
Cheyenne Place
 Colorado Springs, Colorado  .   9/94        95       Sub-lease
Churchland House
 Porstmouth, Virginia ........   2/97        48       Owned
Garden City Homestead
 Garden City, Kansas .........   7/96        46       Leased
Ghent Arms
 Norfolk, Virginia ...........   2/97        48       Owned
Gloucester House
 Gloucester, Virginia ........   2/97        48       Owned
Heron's Run(2)
 West Palm Beach, Florida  ...  12/93        34       Owned
Homestead of Denton
 Denton, Maryland ............   3/94        50       Owned
King's Grant House
 Virginia Beach, Virginia  ...   2/97        54       Owned
Jaylene
 St. Petersburg, Florida  ....   3/97        55       Leased
The Shores
 Bradenton, Florida ..........   9/94       311       Sub-lease
Terrace Gardens
 Wichita, Kansas .............  10/96       317       Owned
Treemont(2)
 Dallas, Texas ...............   2/89       251       Owned
The Vintage(2)
 Denton, Texas ...............   1/96       106       Owned
Waterside Retirement Estates
 Sarasota, Florida ...........  12/93       164       Owned
West Columbia
West Columbia, South
 Carolina.....................   2/97        55       Leased
Wichita Homestead
 Wichita, Kansas .............   7/96        46       Leased

----------

   (1) Represents date operations commenced by IHS for facilities operated prior to November 1995. See "Item 1. Business -- Company History."

   (2) The Company owns a condominium interest in the assisted living and related services portion of this facility; the remaining condominium interest in the facility, which consists of a skilled nursing facility, is owned by IHS. The Company is prohibited from including a segregated and secured Alzheimer's ward in its portion of these facilities. IHS provides certain services to these facilities. The Company cannot transfer its condominium interest without the prior consent of IHS. The IHS facility in which the Treemont facility is located is subject to a mortgage. Should IHS default on its obligations under the mortgage, the lender could foreclose on the mortgage, which could materially adversely affect the Company's business, results of operations and financial condition.

   A significant number of the 52 properties currently operated, managed, or under development are located in California, Louisiana and Texas (7,8 and 11 facilities respectively). The market value of these properties and the income generated from properties managed or leased by the Company could be negatively affected by changes in local and regional economic conditions and by acts of nature. In addition, the Company anticipates that a substantial portion of its business and operations will ultimately be concentrated in several states in the southern, midwestern and western portion of the United States, and that economic conditions in such states may adversely affect the Company's business, results of operations and financial condition.


ITEM 3. LEGAL PROCEEDINGS

   The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

   The Company's business entails an inherent risk of liability. In recent years, participants in the long-term care industry, including the Company, have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant legal costs. The Company expects that from time to time it will be subject to such suits as a result of the nature of its business. The Company currently maintains insurance policies in amounts and with such coverage and deductibles as it deems appropriate, based on the nature and risks of its business, historical experience and industry standards. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage will not arise. A successful claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect on the Company's operating results and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually, and there can be no assurance that the Company will be able to obtain liability insurance coverage in the future or, if available, that such coverage will be on acceptable terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                         PRICE RANGE OF COMMON STOCK

   The Common Stock is quoted on the Nasdaq National Market under the symbol "ILCC". The Common Stock was initially offered to the public on October 3, 1996 at $8.00 per share. The following table sets forth for the periods indicated the high and low last reported sale prices for the Common Stock as reported by the Nasdaq National Market.

        CALENDAR YEAR 1996                                HIGH      LOW
                                                        --------  -------
Fourth Quarter (beginning October 3).................   $  8 1/2   4 3/4



   As of March 14, 1997 there were 10 record holders of the Common Stock.


   The Company has never declared or paid any cash dividends on its Common Stock. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, contractual restrictions and general business conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


   The following tables summarize certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of December 31, 1994, 1995 and 1996 and for each of the years in the four-year period ended December 31, 1996 are derived from consolidated financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated financial data as of December 31, 1992 and 1993 and for the year ended December 31, 1992 are derived from unaudited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 1995 and 1996 and for each of the years in the three year period ended December 31, 1996 and the report thereon, are included elsewhere herein.

                                                                    YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                        1992      1993      1994       1995       1996
                                                     --------- --------- ---------- ---------- ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Statement of Operations Data: (1)
Revenues:
 Monthly service and entrance fees.................  $4,681    $5,010    $10,906    $15,123    $23,047
 Management services and other.....................      48       230        739      1,146      1,182
                                                     --------- --------- ---------- ---------- ----------
  Total revenues...................................   4,729     5,240     11,645     16,269     24,229
                                                     --------- --------- ---------- ---------- ----------

Expenses:
 Community operations..............................   3,020     3,455      8,254     11,243     15,526
 Corporate administrative and general..............     284       315        726      1,005      3,884
 Rent..............................................     821       856      1,466      2,430      2,615
 Depreciation and amortization.....................      --        24        369        415      1,220
 Loss on impairment of long-lived assets (2).......      --        --         --      5,126         --
                                                     --------- --------- ---------- ---------- ----------
  Total expenses...................................   4,125     4,650     10,815     20,219     23,245
                                                     --------- --------- ---------- ---------- ----------
Operating income (loss) ...........................     604       590        830     (3,950)       984
Interest income ...................................      --        --         --         --         92
Interest expense...................................      --        --         --         --       (349)
                                                     --------- --------- ---------- ---------- ----------
Earnings (loss) before income taxes and minority
 interest..........................................     604       590        830     (3,950)       727
Minority interest..................................      --        10        (29)        37         --
                                                     --------- --------- ---------- ---------- ----------
Earnings (loss) before income taxes................     604       580        859     (3,987)       727
Federal and state income taxes.....................     230       226        322       (643)       280
                                                     --------- --------- ---------- ---------- ----------
Net earnings (loss) ...............................  $  374    $  354    $   537    $(3,344)   $   447
                                                     ========= ========= ========== ========== ==========
Earnings (loss) per common share ..................  $ 0.10    $ 0.09    $  0.14    $ (0.86)   $  0.10
                                                     ========= ========= ========== ========== ==========
Weighted average shares outstanding................   3,898     3,898      3,898      3,898      4,541
                                                     ========= ========= ========== ========== ==========

                                                                        DECEMBER 31,
                                                     ----------------------------------------------------
                                                        1992      1993      1994       1995       1996
                                                     --------- --------- ---------- ---------- ----------
                                                                        (IN THOUSANDS)
Balance Sheet Data:
Cash and cash
equivalents........................................  $   --    $    1    $   787    $   413    $ 4,475
Working capital
(deficit)..........................................      26       (36)       208       (315)    (1,349)
Total assets.......................................      26    15,834     18,300     25,774     75,575
Long term debt.....................................      --        --         --         --      1,579
Minority interest..................................      --     2,400      2,371         --         --
Stockholders' equity ..............................      26     4,886      6,347     14,773     57,966

----------
(1) The Company has grown substantially through acquisitions, which materially affect the comparability of the financial data reflected herein.

(2) In 1995, the Company implemented Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 in connection with IHS' implementation thereof. Through evaluation of the recent financial performance and a recent appraisal of one of its facilities, the Company estimated the fair value of this facility and determined that the carrying value of certain long-lived assets, including goodwill and buildings and improvements, exceeded their fair value. The excess carrying value was written off and is included in the statement of operations for 1995 as loss on impairment of long-lived assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, the Company's rapid growth strategy, anticipated operating losses, limited development experience, need for substantial additional capital, substantial debt and lease obligations, competition, government regulation and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.


OVERVIEW

   The Company currently operates 23 assisted living and other senior housing facilities containing 2,466 beds in 10 states. The Company is pursuing a strategy of rapid growth through development and acquisition, and intends to acquire, develop or obtain agreements to manage approximately 60 assisted living facilities per year in each of the next three years. Approximately 99% of ILC's revenues from its owned and leased facilities in 1996 were derived from private pay sources. The Company's historical results of operations are not necessarily indicative of the Company's future financial performance because of the Company's prior operation as a wholly-owned subsidiary of IHS and its strategy to significantly expand its operating base over the next three years.


   The Company's growth strategy focuses on the rapid acquisition and development of assisted living facilities. The Company currently expects to open 20 newly developed assisted living facilities in 1997, all of which are expected to incur start-up losses for at least eight months after commencing operations. The Company estimates that it will take approximately six to 12 months for a newly developed assisted living facility to achieve a stabilized level of occupancy (i.e., an occupancy level in excess of 90%). As a result the Company expects to incur start-up losses through 1997 and into 1998. The Company may incur additional operating losses thereafter if it fails to achieve expected occupancy rates at newly acquired or developed facilities or if expenses related to the development, acquisition or operation of newly acquired or developed facilities exceed expectations. There can be no assurance as to when the Company's operations will become profitable, if at all. The inability to achieve profitability at a newly acquired or developed facility on a timely basis could have an adverse effect on the Company's business, operating results and financial conditions and the market price of the Common Stock. The success of the Company's future operations is dependent to a large extent on expansion of the Company's operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays which could result in greater than anticipated operating losses or otherwise materially adversely affect the Company's business, financial condition and results of operations.

   To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction and acquisition activities and anticipated operating losses. Accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company expects negative cash flow for at least the next several years as it continues to develop and acquire assisted living facilities, primarily as a result of the development and opening of 20 new assisted living facilities in each of the next three years. There can be no assurance that any newly developed facility will achieve a stabilized occupancy rate and resident mix that meets the Company's expectations or generates positive cash flow. The Company currently estimates that the net proceeds of its initial public offering together with financing commitments and sale/leaseback and mortgage financing that it anticipates will be available, will be sufficient to fund its acquisition and development program and its anticipated operating losses at least through the end of the first quarter of 1998. There can be no assurance, however, that additional capital, if needed, will be available at that time or that the Company will not be required to seek additional capital earlier.

   The Company expects from time to time to seek additional funds through public or private financing, including equity financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. Further, such equity securities may have rights, preferences or privileges senior to those of the Common Stock. To the extent the Company finances its activities through debt or sale/leaseback arrangements, the Company may become subject to certain financial and other covenants which may restrict its ability to pursue its rapid growth strategy and to pay dividends on the Common Stock. There can be no assurance that adequate equity, debt or sale/leaseback financing will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its development and acquisition projects and could have a material adverse effect on the Company's business, financial condition and results of operations.


   The Company intends to finance the development and acquisition of its assisted living facilities through mortgage financing, operating leases (including sale/leaseback financing) and lines of credit. As a result, the
Company expects to incur substantial indebtedness and debt related payments (including payments on operating leases) as the Company pursues its growth strategy. Consequently, the Company anticipates that a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required interest, principal and lease payments. If the Company were unable to meet interest, principal or lease payments, or satisfy financial covenants relating to, among other things, cash flow and debt coverage ratios, it could be required to seek renegotiation of such payments or obtain additional equity or debt financing. There can be no assurance that any such efforts would be successful or timely or that the terms of any such financing would be acceptable to the Company. Any payment or other default could cause the lender to foreclose upon the facility securing such indebtedness or, in the case of an operating lease, could result in termination of the lease, with a consequent loss of income and asset value to the Company. Furthermore, to the extent the Company's mortgage and sale/leaseback agreements contain cross-default and cross-collateralization provisions, a default by the Company on one of its payment obligations could adversely affect a significant number of the Company's properties. The Company's leverage may also adversely affect the Company's ability to respond to changing business and economic conditions or continue its development and acquisition program.

   The Company derives its revenues from two primary sources: (i) resident fees for the delivery of assisted living services and (ii) management services and other income, primarily for management of facilities owned by third parties. Historically, most of the Company's operating revenue has come from resident fees, which in 1996 was 95.1% of total revenues. Resident fees typically are paid monthly by residents, their families or other responsible parties. Resident fees include revenue derived from basic care, entrance fees, healthcare services provided by the Company, Alzheimer's care and other sources. Entrance fees are one-time fees generally payable by a resident upon admission. Residents who require personal care in excess of services provided under the basic care program pay additional fees. Management services and other income, which in 1996 accounted for the remaining 4.9% of total revenue, consists of management fees and other services provided to residents. Management fees are generally in the range of four to five percent of a managed facility's total operating revenues. Resident fees and management fees are recognized as revenues when services are provided.

   From its inception in November 1995 through its initial public offering in October 1996, the Company was operated as a wholly-owned subsidiary of Integrated Health Services, Inc. Through September 30, 1996 IHS provided all required financial, legal, accounting, human resources and information systems services to the Company, and satisfied all the Company's capital requirements in excess of internally generated funds. IHS charged the Company a flat fee of 6% of total revenue for these services, except that with respect to the Waterside facility prior to November 1995, IHS and the minority owner of the facility each charged ILC a fee of 4.5% of monthly service fee revenue for these services. The Company estimates that the cost of obtaining these services from third parties would have been significantly higher than the fee charged by IHS. In addition, IHS provides certain building maintenance, housekeeping, emergency call and resident meal services to the Company's Treemont, Vintage and West Palm Beach facilities.


   The Company believes that for the foreseeable future the greatest portion of its revenue growth will be from the development and acquisition of new facilities. The Company generated approximately 99% of its revenues from its owned and leased facilities from private pay sources during 1996. However, depending in part on the results of future acquisitions, this percentage could change from time to time. The Company believes that, for the foreseeable future, the level of governmental reimbursement for its services that will be available to its residents who receive such reimbursement will be insufficient to cover the costs of delivering the level of service that the Company currently provides. As a result, the Company currently and for the foreseeable future expects to rely primarily on its residents' ability to pay the Company's charges from their own familial financial resources.


RESULTS OF OPERATIONS

   The following table presents selected financial data as a percentage of total revenues for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            1994      1995     1996
                                                          -------- --------- --------
Revenues:
 Monthly service and entrance fees......................   93.7 %   93.0 %    95.1%
 Management services and other..........................    6.3      7.0       4.9
                                                          -------- --------- --------
 Total revenue..........................................  100.0    100.0     100.0
                                                          -------- --------- --------
Expenses:
 Community operations...................................   70.9     69.1      64.1
 Corporate administrative and general...................    6.2      6.2      16.0
 Rent...................................................   12.6     14.9      10.8
 Depreciation and amortization..........................    3.2      2.6       5.0
 Loss on impairment of long-lived assets................    0.0     31.5       0.0
                                                          -------- --------- --------
  Total expenses........................................   92.9    124.3      95.9
                                                          -------- --------- --------

Operating Income........................................    7.1    (24.3)      4.1

Interest Income.........................................    0.0      0.0       0.4
Interest Expense........................................    0.0      0.0      (1.4)
                                                          -------- --------- --------
Earnings (loss) before income taxes and minority
 interest...............................................    7.1    (24.3)      3.1
Minority interest.......................................   (0.2)     0.3       0.0
                                                          -------- --------- --------
Earnings (loss) before income taxes.....................    7.3    (24.6)      3.1
Federal and state income taxes..........................    2.7     (4.0)      1.3
                                                          -------- --------- --------
Net earnings (loss).....................................    4.6 %  (20.6)%     1.8%
                                                          ======== ========= ========


YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

   Revenues increased from $16.3 million in 1995 to $24.2 million in 1996, representing a 48.9% increase. Substantially all of the increase in revenues resulted from the acquisition of one facility in December 1995 and five facilities in 1996. Average occupancy of the Company's owned and leased facilities during the years ended December 31, 1996 and 1995 was 91%. Management services and other revenue increased from $1.1 million in 1995 to $1.2 million in 1996, representing a 3.1% increase.

   Community operations expense increased from $11.2 million in 1995 to $15.5 million in 1996, representing a 38.1% increase. Substantially all of the increase in community operations expense resulted from the addition of the six facilities during 1995 and 1996. Community operations expense as a percentage of revenue decreased from 69.1% of revenues in 1995 to 64.1% of revenues in 1996 primarily due to the improved operating results of facilities in operation in both periods.

   Corporate administrative and general expense increased from $1.0 million in 1995 to $3.9 million in 1996, representing a 286.3% increase. Substantially all of the increase in corporate administrative and general expense resulted from the opening of the corporate office in Florida. Prior to September 30, 1996, IHS had provided all of the corporate services for the Company for a fee of approximately 6% of revenue. This arrangement was terminated in October 1996 and now the Company provides all of its own corporate resources.

   Rent increased from $2.4 million in 1995 to $2.6 million in 1996, representing a 7.6% increase. The increase in rent expense primarily resulted from the leasing of three facilities during 1996 partially offset by the purchase of two facilities that were previously leased. Rent as a percentage of revenues decreased from 14.9% in 1995 to 10.8% in 1996 due to the purchase of facilities previously leased in addition to the purchase of two facilities during 1995 and 1996.

   Depreciation and amortization expense increased from $415,000 in 1995 to $1.2 million in 1996, representing a 194.4% increase. The increase in depreciation and amortization expense primarily resulted from the acquisition of new facilities and facilities that were previously leased during 1995 and 1996. Depreciation and amortization increased as a percentage of revenue from 2.6% to 5.0% due to the acquisition of new facilities and facilities that were previously leased during 1995 and 1996.


   Earnings (loss) before income taxes and minority interest increased from a loss of $3.9 million in 1995 to earnings of $727,000 in 1996. This increase was primarily due to income from 1995 and 1996 acquisitions, the loss from impairment of long-lived assets in 1995, partially offset by the increase in corporate administrative and general costs.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994


   Revenue increased from $11.6 million in 1994 to $16.3 million in 1995, representing a 39.7% increase. Substantially all of the increase in revenues resulted from the lease of The Shores and Cheyenne Place facilities commencing August 31, 1994 and the addition of the Homestead at Denton facility on April 1, 1994. Average occupancy of the Company's owned and leased facilities during the year ended December 31, 1995 was 91% as compared to 80% during the year ended December 31, 1994. Management services and other revenue increased from $739,000 in 1994 to $1.1 million in 1995, representing a 55.1% increase, primarily due to the addition of three managed facilities in 1995 and increased other revenue at its existing owned and leased facilities.

   Community operations expense increased from $8.3 million in 1994 to $11.2 million in 1995, representing a 36.2% increase. Substantially all of the increase in facility operations expense resulted from the addition of the Cheyenne Place, the Homestead at Denton and The Shores facilities. Community operations expense as a percentage of revenue decreased from 70.9% of revenues in 1994 to 69.1% of revenues in 1995 due to the improved operating results in 1995 of the two facilities leased and the one facility acquired in 1994.

   Corporate administrative and general expense increased from $726,000 in 1994 to $1.0 million in 1995, representing a 38.6% increase. Substantially all of the increase in corporate administrative and general expense resulted from the addition of the Cheyenne Place, the Homestead at Denton and The Shores facilities. Corporate administrative and general expenses as a percentage of revenues remained constant in both periods at 6.2% of revenues.

   Rent increased from $1.5 million in 1994 to $2.4 million in 1995, representing a 65.8% increase. The increase in rent expense primarily resulted from the two leases entered into in 1994. Rent as a percentage of revenues increased from 12.6% in 1994 to 14.9% in 1995 due to the lease of The Shores and Cheyenne Place facilities in 1994.

   Depreciation and amortization expense increased from $369,000 in 1994 to $415,000 in 1995, representing a 12.4% increase. The increase in depreciation and amortization expense primarily resulted from the addition of the Homestead at Denton facility and routine capital additions at other facilities. Depreciation and amortization decreased as a percentage of revenue from 3.2% to 2.6% due to the increase in revenue from the two facilities leased in 1994.

   Loss on Impairment of Long-Lived Assets. In 1995, the Company implemented Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 in connection with IHS' implementation thereof. Through evaluation of the recent financial performance and a recent appraisal of its Waterside facility, the Company estimated the fair value of this facility and determined that the carrying value of certain long-lived assets, including goodwill and buildings and improvements, exceeded their fair value. The excess carrying value of $5.1 million was written off and is included in the statement of operations for 1995 as a loss on impairment of long-lived assets. See Notes 1 and 11 of Notes to Consolidated Financial Statements.


   Earnings (loss) before income taxes and minority interest decreased from earnings of $830,000 in 1994 to loss of $3.9 million in 1995, representing a decrease of 575.7%. This was primarily due to improved operating results at facilities in operation in both periods and facilities acquired subsequent to December 31, 1994 offset by the loss on impairment of long-lived assets.

LIQUIDITY AND CAPITAL RESOURCES


   At December 31, 1996, the Company had a net working capital deficit of $1,349,000 compared to a deficit of $315,000 at December 31, 1995.

   On October 9, 1996, the Company completed its initial public offering. The Company issued 2.8 million shares and Integrated Health Services issued 1.4 million shares at $8 per share. The net proceeds to the Company were approximately $19.1 million; the net proceeds to IHS were approximately $10.4 million. IHS continues to hold 37% of the outstanding shares of the Company. The Company used the proceeds of the offering to purchase the Terrace Gardens facility and to repay certain indebtedness to IHS.

   In October 1996, the Company borrowed $3.4 million from IHS. The note bears interest at 14% and will be repaid over 24 equal monthly installments of principal plus interest beginning on December 2, 1996.

   The Company has obtained a commitment (the "Financing Commitment") from Health Care Property Investors, Inc. ("HCPI"), a real estate investment trust, to make available to ILC up to $100 million to develop, construct and acquire facilities. No less than $40 million is to be invested in existing facilities ("Existing Facilities") through purchase and lease or sale/leaseback transactions. Remaining funds (up to $60 million) may be invested in new development projects ("New Facilities"). The Company will develop each New Facility pursuant to a separate development agreement with HCPI and will lease each New Facility and financed Existing Facility from HCPI pursuant to a separate lease agreement. Each acquisition, development, lease and ancillary agreement executed pursuant to the Financing Commitment will contain representations and warranties, indemnities, affirmative covenants and conditions precedent customary for real estate investment trust transactions. A $200,000 deposit (the "Expense Deposit"), to ensure the payment of HCPI's expenses in the event transactions contemplated pursuant to the Financing Commitment are not completed, was paid upon the Company's execution of the Financing Commitment. The Financing Commitment expires on June 30, 1997.

   Each development agreement executed pursuant to the Financing Commitment will require the Company, as developer, to arrange, coordinate and carry out all services necessary to develop each New Facility. The Maximum Cost (as defined) based on an appraisal of Fair Market Value (as defined) and a development budget for each facility will be approved by HCPI and included in the development agreement. Total Construction Cost (as defined) will equal land cost plus total actual construction costs, one percent of Maximum Cost (accrued as a cost by HCPI), all legal costs and fees (including in-house legal costs) incurred in connection with the project, a construction administration fee to be accrued as a cost by HCPI equal to $1,550 per month (subject to reduction) and an allowance for HCPI's cost of money at 1.5% over the Bank of New York prime rate. The cost of overruns, if any, including HCPI's carrying cost on overruns, are to be paid by the Company. HCPI will not be required to pay a Total Construction Cost in excess of Maximum Cost. The Company will guarantee the completion of a New Facility within 12 months and will guarantee to make all payments in excess of Maximum Cost to complete the facility. The Company may include in the Total Construction Cost the amount of any actual development fee paid to an unrelated developer, up to a maximum of 5% of Maximum Cost. IHS has agreed to guaranty certain of the Company's obligations to HCPI in connection with the development of facilities, except that IHS is not required to guaranty such obligations as long as the Company maintains stockholders' equity or net worth in excess of $55 million and the Common Stock is publicly traded on a national securities exchange or the Nasdaq National Market.


   HCPI will pay fair market value, based on an appraisal, to purchase an Existing Facility. All leases will be "triple net" (i.e., where the lessee is obligated to pay, in addition to rent, all taxes, repairs and insurance in respect of the facility) and HCPI will have the right to a higher lease rate on facilities located in states that tax real estate investment trust income. The primary term for each lease will be 15 years with two 10 year renewal options at fair market value lease rates. All leases covering facilities financed under the Financing Commitment must be renewed together as a group and not individually.

   The base lease rate for Existing Facility leases executed under the Financing Commitment will equal 325 basis points above the 10-year Treasury Note rate published in The Wall Street Journal three business days prior to lease commencement. The base rent under such leases will equal the base lease rate multiplied by the Existing Facility purchase price. The base lease rate for New Facility leases will equal 350 basis points above the 10-year Treasury Note rate published in The Wall Street Journal three business days prior to lease commencement. The base rent under New Facility leases will equal the base lease rate multiplied by the lesser of Total Construction Cost or Maximum Cost. Beginning in the second year of the lease, annual rent will be increased by an amount equal to the annual change in the consumer price index multiplied by the prior year's total rent. In no event will the rent increase be less than the sum of (a) the additional rent paid for the previous year plus (b) one hundred percent of the facility's Gross Revenues (as defined) in excess of Base Revenue (as defined), up to but not exceeding an amount equal to two percent (2%) of the prior year's total rent. In no event will the rent increase represent more than a 5% increase over the prior year's total rent. In addition to the payment of rent and the Expense Deposit, the Company is required to provide an annually renewed letter of credit for each financed facility equal to four months total lease payments to secure acquisition, development and lease obligations. All leases under the Financing Commitment will be cross-defaulted and cross-collateralized and all leases between HCPI and a subsidiary of the Company will be guaranteed by the Company. The Company will be obligated to reimburse HCPI for certain costs and expenses incurred in connection with transactions completed pursuant to the Financing Commitment. In addition, a non-refundable commitment fee, equal to one percent (1%) of the purchase price of each Existing Facility, will be due and payable at the closing of the acquisition of each Existing Facility.

   In October 1996 the Company sold the Cabot Pointe facility to, and leased it back from, HCPI for $2.7 million under the Financing Commitment. In March 1997 the Company leased the Brantley facility from HCPI under the Financing Commitment.

   The Company has also obtained a non-binding term sheet from Capstone Capital Corporation ("Capstone") relating to the availability of up to $40 million in financing through sale/leaseback transactions. An expense deposit of $100,000 is payable by the Company within one business day of the execution of a commitment agreement and a fee equal to 1% of total building cost is payable upon the initial draw on the commitment relating to each facility purchased. As proposed, leases executed with Capstone will have an initial term of 12 to 15 years and three separate five year extension options. All leases funded under the proposed commitment, however, will have the same initial term and no lease may be extended unless all leases under the commitment are extended. Subject to a minimum rate of 10%, the initial lease rate will be 350 basis points in excess of the yield on U.S. Treasury bills with similar maturities/terms. Lease rates during the first year of each extended period will be based upon fair market rental values. Lease rates will be adjusted annually (except for the first year of each renewal period) in an amount equal to the positive change in the consumer price index; provided, however, in no event will the change be less than 2% or more than 5% of the previous year's lease payment.

   All leases under the proposed Capstone commitment will be cross-defaulted and all leases between Capstone and a subsidiary of the Company will be guaranteed by the Company. Each facility lease will contain minimum rent coverage requirements and will require the Company to maintain a minimum net worth of $55 million and minimum rent and interest coverage ratios. Each lease will be "triple-net" and will grant the Company a right of first refusal to purchase the facility from Capstone. The Company will reimburse Capstone for all costs incurred in connection with transactions completed under the proposed commitment and up to $2,000 per year for independent third-party inspections of each facility. There can be no assurance that the Company will receive a financing commitment from Capstone on these terms, on different terms or at all. Dr. Elkins, the Chairman of the Board of Directors of the Company, is a director of Capstone.

   In February and March of 1997 the Company leased the Jaylene and West Columbia facilities, respectively, from Capstone.

   In February 1997, the Company received commitment letters from NationsBank, AmSouth, and SouthTrust for a total $50 million senior secured revolving credit facility. Under the senior secured revolving credit facility, the Company can borrow up to the lesser of 75% of the appraised value of the facilities secured in the line or six times the total EBITDAR (as defined) of the secured facilities. The facility will bear interest at a rate between libor plus 225 basis points and libor plus 300 basis points and have an initial term of two years. Facilities may be put in and pulled out of the line at the Company's discretion as long as the outstanding balance does not exceed the available borrowings (calculated as discussed above). The proposed credit facility is subject to completion of definitive documentation, and there can be no assurance that the Company will obtain this facility on the proposed terms, on different terms, or at all.

   In anticipation of closing the above mentioned facility, NationsBank provided the Company with a $15.8 million bridge loan to close the acquisition of four facilities in February 1997. The loan matures on April 29, 1997 and bears interest at a floating rate of libor plus 300 basis points. The Company will pay interest only until maturity and expects to refinance the loan with the revolving credit facility discussed above.

   The Company intends to use the NationsBank line to fund future acquisitions. However, under the facility, the Company may borrow up to $5 million for working capital purposes. The NationsBank line is intended to enable the Company to complete acquisitions without long financing delays. Once the acquisition is closed, the Company will seek longer term financing for the facility either through a mortgage or lease. Although there can be no assurance such long-term financing will be available on acceptable terms or at all.

   Net cash provided by operating activities was $4.8 million for the year ended December 31, 1996 as compared with $2.4 million for the year ended December 31, 1995. Net cash from operations increased primarily due to improved cash flow at existing facilities, acquisitions subsequent to January 1, 1994, and increases in entrance fees received during 1996.

   Net cash provided by financing activities was $18.8 million for the year ended December 31, 1996 as compared to ($1.8) million for the year ended December 31, 1995. The increase was primarily due to the proceeds from the Company's initial public offering in October 1996 and net borrowings from IHS during 1996.


   Net cash used in investing activities was $19.5 million for the year ended December 31, 1996 as compared to $1.0 million for the year ended December 31, 1995. The increase was primarily due to the purchase of the Terrace Gardens facility and required cash outlays to implement the Company's development program in 1996.

   The Company has agreed to guaranty the indebtedness on two development sites for one of its developers. There currently is no balance outstanding relating to these two sites. However, the maximum amount of the guarantee on these two sites is $4 million.

   The Company currently has employment agreements with three of its officers which provide annual base salaries aggregating $665,000.

QUARTERLY RESULTS (UNAUDITED)

   Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters.

                                                                      THREE MONTHS ENDED
                                      ----------------------------------------------------------------------------------
                                                        1995                                      1996
                                      ---------------------------------------- -----------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30    DEC. 31
                                      --------- --------- ---------- --------- --------- --------- ---------- ----------
Revenues:
 Monthly service and entrance fees .  $3,756    $3,715    $3,820     $ 3,833   $5,164    $5,404    $5,534     $ 6,946
 Management services and other .....     166       381       277         321      451       276       293         161
                                      --------- --------- ---------- --------- --------- --------- ---------- ----------
 Total revenues ....................   3,922     4,096     4,097       4,154    5,615     5,680     5,827       7,107
                                                --------- ---------- --------- --------- --------- ---------- ----------
Expenses:
 Community operations ..............   2,759     2,817     2,826       2,841    3,513     3,625     3,790       4,598
 Corporate administrative and
  general ..........................     243       256       256         250      337       341       847       2,359
 Rent ..............................     614       601       608         608      725       584       576         730
 Depreciation and amortization .....     104       102       102         106      248       232       353         387
 Loss on impairment of long-lived
  assets (1) .......................      --        --        --       5,126       --        --        --          --
                                      --------- --------- ---------- --------- --------- --------- ---------- ----------
  Total expenses ...................   3,720     3,776     3,792       8,931    4,823     4,782     5,566       8,074
                                      --------- --------- ---------- --------- --------- --------- ---------- ----------
Operating Income....................     202       320       305      (4,777)     792       898       261        (967)
 Interest Income ...................      --        --        --          --       --        --        --          93
 Interest Expense...................      --        --        --          --       --        --      (203)       (147)
                                      --------- --------- ---------- --------- --------- --------- ---------- ----------
Earnings (loss) before income taxes
 and minority interest .............     202       320       305      (4,777)     792       898        58      (1,021)
Minority interest...................      10        12        10           5       --        --        --          --
                                      --------- --------- ---------- --------- --------- --------- ---------- ----------
Earnings (loss) before income taxes      192       308       295      (4,782)     792       898        58      (1,021)
Federal and state income taxes  ....      74       119       114        (950)     305       346        22        (393)
                                      --------- --------- ---------- --------- --------- --------- ---------- ----------
Net earnings (loss).................     118       189       181      (3,832)     487       552        36        (628)
Earnings (loss) per common share  ..  $ 0.03    $ 0.05    $ 0.05     $ (0.98)  $ 0.12    $ 0.14    $ 0.01     $ (0.10)
                                      ========= ========= ========== ========= ========= ========= ========== ==========
Shares outstanding..................   3,898     3,898     3,898       3,898    3,898     3,898     3,898       6,454
                                      ========= ========= ========== ========= ========= ========= ========== ==========


----------
(1) See note 11 to financial statements

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES

Independent Auditors' Report.........................................................  30
Consolidated Balance Sheets -- December 31, 1995 and 1996 ...........................  31
Consolidated Statements of Operations -- Years ended December 31, 1994, 1995, and
1996 ................................................................................  32
Consolidated Statements of Changes in Stockholders' Equity -- Years ended December
31, 1994, 1995, and 1996 ............................................................  33
Consolidated Statements of Cash Flows -- Years ended December 31, 1994, 1995, and
1996 ................................................................................  34
Notes to Consolidated Financial Statements ..........................................  35
Independent Auditors' Report.........................................................  48
Schedule II -- Valuation and Qualifying Accounts ....................................  49


   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are inapplicable or the information has been provided in the Consolidated Financial Statements or Notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Integrated Living Communities, Inc.:

We have audited the accompanying consolidated balance sheets of Integrated Living Communities, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Living Communities, Inc. and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


Baltimore, Maryland                                        KPMG PEAT MARWICK LLP
February 21, 1997

             INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                         -----------------------------
                                                              1995           1996
                                                         -------------- --------------
Assets
Current assets:
 Cash and cash equivalents.............................  $   413,362    $ 4,474,786
 Accounts receivable, net..............................      525,555        719,212
 Prepaid expenses and other current assets.............      187,294        272,830
                                                         -------------- --------------
  Total current assets.................................    1,126,211      5,466,828
Property, plant, and equipment, net (note 3) ..........   23,751,175     68,560,932
Other assets...........................................      896,376      1,546,909
                                                         -------------- --------------
                                                         $25,773,762    $75,574,669
                                                         ============== ==============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable......................................  $   510,353    $ 1,721,765
 Accrued expenses (note 7).............................      560,610      2,176,863
 Refundable security deposits..........................      370,331      1,194,377
 Current portion of loan payable to affiliate (note 8).           --      1,722,512
                                                         -------------- --------------
  Total current liabilities............................    1,441,294      6,815,517
Loan payable to affiliate (note 8).....................           --      1,578,969
Refundable deposits (note 10)..........................    5,243,332      5,079,837
Unearned entrance fees (note 10).......................    4,316,391      4,134,126
                                                         -------------- --------------
  Total liabilities....................................   11,001,017     17,608,449
                                                         -------------- --------------

Commitments and contingencies (notes 3, 4, 10, 12, and 13)

Stockholders' equity:
 Preferred stock, $0.01 par value. Authorized 5,000,000
  shares; none issued and outstanding .................
 Common stock, $0.01 par value. Authorized 100,000,000
  shares; issued and outstanding 3,897,900 shares in
  1995 and 6,697,900 shares in 1996....................       38,979         66,979

 Additional paid-in capital............................   17,840,414     60,558,963
 Accumulated deficit...................................   (3,106,648)    (2,659,722)
                                                         -------------- --------------
  Net stockholders' equity.............................   14,772,745     57,966,220
                                                         -------------- --------------
                                                         $25,773,762    $75,574,669
                                                         ============== ==============


         See accompanying notes to consolidated financial statements

             INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                           1994           1995           1996
                                                      -------------- -------------- --------------
Revenues:
 Monthly service and entrance fees..................  $10,905,925    $15,123,557    $23,047,275
 Management services and other......................      738,558      1,145,734      1,181,345
                                                      -------------- -------------- --------------
  Total revenues....................................   11,644,483     16,269,291     24,228,620
                                                      -------------- -------------- --------------

Expenses:
 Community operations...............................    8,253,851     11,242,938     15,526,292
 Corporate administrative and general (note 6)......      725,497      1,005,372      3,883,898
 Rent...............................................    1,466,243      2,430,397      2,614,652
 Depreciation and amortization......................      368,657        414,401      1,219,911
 Loss on impairment of long-lived assets (note 11)..           --      5,125,838             --
                                                      -------------- -------------- --------------
  Total expenses....................................   10,814,248     20,218,946     23,244,753
                                                      -------------- -------------- --------------
  Operating income (loss)...........................      830,235     (3,949,655)       983,867

Other income (expense):
 Interest income....................................           --             --         92,329
 Interest expense (including interest on loan
  payable to affiliate).............................           --             --       (349,487)
                                                      -------------- -------------- --------------
  Earnings (loss) before income taxes and minority
   interest.........................................      830,235     (3,949,655)       726,709

Minority interest (note 2)..........................      (28,682)        37,497             --
                                                      -------------- -------------- --------------
  Earnings (loss) before income taxes...............      858,917     (3,987,152)       726,709

Federal and state income taxes (note 5).............      322,094       (643,643)       279,783
                                                      -------------- -------------- --------------
  Net earnings (loss)...............................  $   536,823    $(3,343,509)   $   446,926
                                                      ============== ============== ==============

Earnings (loss) per common share....................  $      0.14    $     (0.86)   $      0.10
                                                      ============== ============== ==============


         See accompanying notes to consolidated financial statements

             INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                      ADDITIONAL      RETURNED
                                                           COMMON       PAID-IN       EARNINGS
                                                            STOCK       CAPITAL       (DEFICIT)       TOTAL
                                                         ---------- -------------- -------------- -------------

Balance at December 31, 1993...........................  $38,979    $ 5,147,409    $  (299,962)   $ 4,886,426
Net earnings...........................................       --             --        536,823        536,823
Net capital contributions from parent company .........       --        924,139             --        924,139
                                                         ---------- -------------- -------------- -------------
Balance at December 31, 1994...........................   38,979      6,071,548        236,861      6,347,388
Net loss...............................................       --             --     (3,343,509)    (3,343,509)
Net capital contributions from parent company .........       --     11,768,866             --     11,768,866
                                                         ---------- -------------- -------------- -------------
Balance at December 31, 1995...........................   38,979     17,840,414     (3,106,648)    14,772,745
Net earnings...........................................       --             --        446,926        446,926
Net capital contributions from parent company .........       --     23,610,549             --     23,610,549
Net proceeds from initial public offering of 2,800,000
  shares of common stock...............................   28,000     19,108,000             --     19,136,000
                                                         ---------- -------------- -------------- -------------
Balance at December 31, 1996...........................  $66,979    $60,558,963    $(2,659,722)   $57,966,220
                                                         ========== ============== ============== =============


         See accompanying notes to consolidated financial statements

             INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1994          1995           1996
                                                          ------------ -------------- --------------
Cash flows from operating activities:
 Net earnings (loss) ...................................  $  536,823   $(3,343,509)   $    446,926
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Deferred income taxes ................................     162,871      (620,435)             --
  Minority interest ....................................     (28,682)       37,497              --
  Loss on impairment of long-lived assets ..............          --     5,125,838              --
  Depreciation and amortization ........................     368,657       414,401       1,219,911
  Decrease (increase) in accounts receivable ...........     102,777      (335,601)       (193,657)
  Decrease (increase) in prepaid expenses and other
   current assets ......................................    (170,051)       31,720         (85,536)
  Earned entrance fees .................................    (679,319)     (680,409)       (812,187)
  Entrance fees received ...............................     768,798     1,491,593         570,150
  Increase in accounts payable and other current
   liabilities .........................................     532,662       264,869       3,651,711
                                                          ------------ -------------- --------------
Net cash provided by operating activities ..............   1,594,536     2,385,964       4,797,318
                                                          ------------ -------------- --------------

Cash flows from financing activities:
 Net capital distribution to parent company ............    (416,371)   (2,551,050)     (3,559,451)
 Net proceeds from initial public offering .............          --            --      19,136,000
 Borrowings on loan payable to affiliate ...............          --            --      10,879,990
 Repayments of loan payable to affiliate ...............          --            --      (7,578,509)
 Refundable deposits received ..........................     505,865     1,456,709         415,350
 Refunds of deposits and entrance fees .................    (370,769)     (707,367)       (519,073)
                                                          ------------ -------------- --------------
Net cash provided by (used in) financing activities  ...    (281,275)   (1,801,708)     18,774,307
                                                          ------------ -------------- --------------

Cash flows from investing activities:
 Property, plant, and equipment additions ..............    (358,375)     (843,902)    (18,852,080)
 Increase in other assets ..............................    (169,503)     (113,544)       (658,121)
                                                          ------------ -------------- --------------
Net cash (used in) investing activities ................    (527,878)     (957,446)    (19,510,201)
                                                          ------------ -------------- --------------

Increase (decrease) in cash ............................     785,383      (373,190)      4,061,424
Cash, beginning of the period ..........................       1,169       786,552         413,362
                                                          ------------ -------------- --------------
Cash, end of period ....................................  $  786,552   $   413,362    $  4,474,786
                                                          ============ ============== ==============
Noncash investing and financing
 activities--acquisitions of facilities (note 2): ......
 Assets of businesses acquired, net.....................  $1,340,510   $11,911,391    $ 27,170,000
 Capital contributed by parent company and minority
   interest.............................................  $1,340,510   $11,911,391    $ 27,170,000
                                                          ============ ============== ==============


         See accompanying notes to consolidated financial statements

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                        December 31, 1994, 1995, and 1996

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   In November 1995, Integrated Living Communities, Inc. (ILC or the Company) was formed through a corporate reorganization whereby the assets and liabilities of the Integrated Living Communities Division (the Division) of Integrated Health Services, Inc. (IHS or the Parent Company) were transferred or leased from IHS subsidiaries to ILC and its subsidiaries. ILC was formerly Kingsley Place Retirement, Inc. until its present name was adopted in January 1996. In October 1996, the Company completed its initial public offering of 2,800,000 shares of common stock. This offering reduced IHS' ownership of ILC from 100% to 37%. The consolidated financial statements represent the operations of Integrated Living Communities as a wholly owned subsidiary of IHS through October 1996 and as an independent public company subsequent to the completion of the initial public offering.


   Three of the Company's facilities are located on campuses containing both assisted-living facilities and skilled-nursing facilities which share certain operating expenses. Prior to June 1, 1996, the facilities were owned by subsidiaries of IHS and leased to the Company (see note 4). Effective June 1, 1996, the Company and an IHS subsidiary entered into separate condominium agreements and shared services agreements for these facilities as discussed in note 2. For periods through May 31, 1996 allocations of various operating expenses were made by IHS on a monthly basis in order to present the separate operating expenses of the assisted-living facilities and skilled-nursing facilities. The accompanying financial statements reflect the revenues and expenses (including such allocations) related to the assisted-living facilities only.

   The consolidated financial statements reflect the historical accounts of the assisted living and other senior living facilities, including allocations of general and administrative expenses from the IHS corporate office to the individual facilities. Such corporate office allocations, calculated as a percentage of revenue, are based on determinations that management believes to be reasonable. However, IHS has operated certain other businesses and has provided certain services to the Company, including financial, legal, accounting, human resources and information systems services. Accordingly, expense allocations to the Company may not be representative of costs of such services to be incurred in the future (see note 6). Also, the consolidated financial statements reflect adjustments made by IHS to establish a new basis of accounting for the assets and liabilities of businesses acquired, using the "push down" approach to accounting for business combinations under the purchase method.

REVENUE RECOGNITION

   Resident units are rented on a month to month basis and monthly service fee revenue is recognized in the months the units are occupied. Service fees paid by residents for assisted-living and other related services are recognized in the period such services are rendered as other revenue. Security deposits on units rented on a month to month basis are presented as current liabilities.


   Residents of the Waterside Retirement Estates facility generally enter into life-care contracts whereby the resident pays an entrance fee as well as a monthly rental payment. Under most life-care contracts (membership agreements), entrance fees are partially refundable to the resident. The minimum refund amount pursuant to the resident's membership agreement (generally 50% of the total entrance fee) is payable to the resident or the resident's estate within 120 days of termination of the agreement, which may occur at any time after 30 days notice. In addition, a portion of the remainder of the entrance fee is payable if the contract is terminated within 24 months of move-in, determined on a declining pro rata basis. The minimum refund amount and the estimated amount of the remainder which is expected to be refunded based on past experience of the facility are accounted for as refundable deposits and presented as long-term liabilities. The remaining amount of the entrance fees is accounted for as deferred revenue under the caption

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)


"unearned entrance fees." Such deferred revenue is amortized to operations of future periods based on the estimated life of the resident, adjusted annually based on the actuarially determined estimated remaining life expectancy of each resident, on the straight-line method. Unamortized deferred revenue is recorded as revenue upon the resident's death or contract termination. Earned entrance fees on life-care contracts were $679,319 in 1994, $680,409 in 1995, and $812,187 in 1996.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets as follows:

           Building and improvements ...  40 years
           Land improvements............  25 years
           Equipment....................  3 - 10 years
           Leasehold improvements.......  Term of the lease


   The Company capitalizes costs associated with acquiring assisted living facilities and related interests therein. Pre-acquisition costs represent direct costs of the investigation and negotiation of the acquisition of operating facilities; indirect and general expenses related to such activities are expensed as incurred. Pre-construction costs represent direct costs incurred to secure control of the development site. Pre-acquisition and pre-construction costs are transferred to construction in progress and depreciable asset categories when the related tasks are completed.


INCOME TAXES


   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). The Company was not a separate taxable entity until the completion of the initial public offering in October 1996; however, under SFAS 109 the current and deferred tax expense were allocated among the members of the IHS controlled corporate group including the Company and its subsidiaries. Subsequent to the completion of the initial public offering in October 1996, the Company will file its own consolidated federal income tax return.


   Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

CASH AND CASH EQUIVALENTS


   Cash and cash equivalents consist of highly liquid instruments with an original maturity of three months or less. Prior to the Company's initial public offering, a cash management facility was provided by the Parent Company, whereby the Company's operating cash balances of the facilities were generally transferred to a centralized account and applied to reduce additional paid-in capital. The Company's cash needs for operating and other purposes were similarly provided through an increase to additional paid-in capital. However, in 1994 and 1995 the Waterside Retirement Estates facility transferred cash to the Parent Company only to the extent needed to satisfy cash needs for operating expenses. The excess of cash receipts over cash disbursements of this facility was reflected in the cash and cash equivalents account as of December 31, 1994 and 1995. Subsequent to the initial public offering, this facility was discontinued and the Company retained all excess cash from operations.

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)


OBLIGATION TO PROVIDE FUTURE SERVICES

   For life-care contracts, the Company annually calculates the present value of the net cost of future service and use of facilities to be provided to current residents and compares that amount with the balance of deferred revenue from entrance fees. If the present value of the net cost of future service and use of facilities exceeds the deferred revenue from entrance fees, a liability is recorded (obligation to provide future service and use of facilities) with a corresponding charge to income.

EARNINGS PER COMMON SHARE

   Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options to purchase common stock, assumed to be exercised using the treasury stock method. Outstanding shares through October 9, 1996 retroactively reflect the stock split and related surrender of common shares referred to in note 9.

STOCK OPTIONS

   The Company applies APB No. 25 and related interpretations in accounting for its stock options. No compensation expense has been recognized in connection with its stock options.


USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, refundable security deposits and accrued expenses approximate fair value because of the short-term maturity of these instruments.

   The carrying amounts of refundable deposits may not approximate fair value since these liabilities are not short-term in nature. However, since these liabilities do not have specified maturity dates, management believes it is not practicable to determine their fair value.

RECLASSIFICATIONS

   Certain reclassifications have been made to the 1995 amounts to conform with the 1996 presentation.


IMPAIRMENT OF LONG-LIVED ASSETS

   Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. In December 1995, as part of a company-wide adoption by IHS, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying value of an asset is not recoverable, the Company determines the amount of impairment loss by comparing the carrying amount of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of its facilities using standard industry valuation techniques, including the use of independent appraisals

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)

when considered necessary. If an asset tested for recoverability was acquired in a business combination accounted for by using the purchase method, the related goodwill is included as part of the carrying value and evaluated as described above in determining the recoverability of that asset. Recoverability is determined by estimating the projected undiscounted cash flows, excluding interest, of the related business activities.

   In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are changed, the carrying value of the affected assets is allocated over their remaining lives. Estimation of value and future benefits of intangible assets is made based upon the related projected undiscounted future cash flows, excluding interest payments.

   Prior to adoption of SFAS No. 121 in 1995, the Company performed its analyses of impairment of long-lived assets by consideration of the projected undiscounted cash flows on an entity-wide basis, except for goodwill for which the policy is unchanged.

   The effect of the adoption of SFAS No. 121 in December 1995 required the Company to perform this analysis on a facility-by-facility basis. This resulted in the recognition of a loss on impairment of long-lived assets (see note 11). If the facility-by-facility analysis had been adopted prior to December 1995, the Company may have incurred the loss on impairment of long-lived assets prior to December 1995.

(2) BUSINESS ACQUISITIONS

   During the three-year period ended December 31, 1996, IHS or the Company acquired nine of the twelve assisted-living and other senior living facilities owned or leased by the Company which are included in the consolidated financial statements at December 31, 1996. Each acquisition was accounted for by the purchase method; accordingly, the assets and liabilities of the acquired facilities were recorded at their estimated fair values. The results of operations of the facilities acquired have been included in the consolidated financial statements from the respective dates of the acquisitions.

   On December 1, 1993, IHS acquired 100% of the common stock of Central Park Lodges, Inc. (CPL). Among the facilities acquired in this transaction was West Palm Beach, a 120-bed skilled nursing facility and 34 bed assisted-living facility. The Company leased the assisted living portion of the facility from IHS from December 1, 1993 through June 1, 1996. Effective June 1, 1996, the Company obtained a condominium interest in the assisted living portion of this facility. The facility was renamed Heron's Run in 1996.

   In connection with the December 1, 1993 acquisition of CPL, IHS originally obtained the 60.5% controlling interests in two partnerships, Lakehouse East, which owns and operates a retirement facility including an assisted care wing, 21 garden apartments and 18 villas, and Lakehouse West, which owns and operates an adjacent retirement facility consisting of a single building. The 39.5% minority partners subsequently filed a suit against IHS and CPL alleging that the CPL acquisition triggered a provision in the partnership agreements requiring the sale of the minority interests in the partnership. Settlement of the suit was subsequently reached pursuant to a Partition Agreement between the parties. Under this agreement, effective October 31, 1995 an IHS subsidiary became the sole owner of Lakehouse East (now known as Waterside Retirement Estates) and the former minority partners became the sole partners of the partnership which is the sole owner of Lakehouse West.

   The financial statements have been presented including the Company's interest in Lakehouse East and excluding the operations of Lakehouse West. The following represents the summarized financial information of the Lakehouse West partnership entity which is not included in the consolidated financial statements of the Company (in thousands)

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)

                                           TEN MONTHS
                           YEAR ENDED         ENDED
                          DECEMBER 31,     OCTOBER 31,
                              1994            1995
                         -------------- ----------------
Revenues ..............      $3,214         $2,672
Operating Expenses....        3,217          2,581
Earnings (loss)  ......      $   (3)        $   91


1994 ACQUISITIONS

   On March 18, 1994, IHS acquired the Homestead at Denton facility, a 50 bed assisted-living and adult daycare facility for a total cost of approximately $1.3 million adjusted for certain accrued liabilities, prepayments and deposits assumed by IHS. Prior to the purchase IHS had managed the facility under a management agreement with the prior owner.

   On August 31, 1994, Integrated Health Services of Lester, Inc., an IHS subsidiary, entered into separate facility operating leases for the 311 bed The Shores and 95 bed Cheyenne Place facilities. Integrated Health Services of Lester, Inc. leases these facilities, including the related equipment, furniture and fixtures, and subleases them to the Company (see note 4.)


1995 ACQUISITIONS

   On December 15, 1995, IHS acquired Carrington Pointe, a 172 bed congregate care and assisted-living facility for a total cost of approximately $11,900,000. Prior to the acquisition, IHS had managed the facility under a management agreement with the prior owner. The acquisition was recorded effective as of December 31, 1995; accordingly, results of operations for the period December 15, 1995 to December 31, 1995 are not included in the financial statements. The effect of not including this period is not material to the results of operations of the Company. The assets acquired and liabilities assumed have been adjusted to reflect the new basis of accounting and are included in the December 31, 1995 balance sheet of the Company.


1996 ACQUISITIONS

   On January 29, 1996, IHS acquired the Vintage Healthcare Center, which contained a 110 bed skilled nursing center and a 106 bed assisted living center. The Company leased the assisted living portion from IHS from January 29, 1996 through June 1, 1996. Effective June 1, 1996, the Company obtained a condominium interest in the assisted living portion of the facility from IHS.

   Effective June 1, 1996, the Company and an IHS subsidiary entered into separate condominium agreements and shared services agreements for the Heron's Run, Treemont and Vintage facilities whereby the Company owns and operates the assisted living and congregate care portions and IHS owns and operates the skilled-nursing portion of the facilities. Previously, these facilities were leased from IHS. In connection with the condominium agreements, IHS made capital contributions of approximately $27.2 million, representing the lesser of IHS' carryover basis in the assisted living and congregate care assets contributed or the estimated fair market value of such assets based on independent appraisals. The capital contributions were $2,260,000 for Heron's Run, $21,450,000 for Treemont and $3,460,000 for Vintage. The Company cannot transfer its condominium interest without the prior consent of IHS. The IHS facility in which the Treemont facility is located is subject to a mortgage. Should IHS default on its obligations under the mortgage, the lender could foreclose on the mortgage which could materially adversely affect the Company's business, results of operations and financial condition. The shared services agreements between the Company and IHS with respect to these facilities require that IHS provide laundry, housekeeping, building maintenance, landscaping, emergency call services and common area maintenance for a combined total of $61,482 per month. In addition, IHS will provide dietary services to

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)

these facilities for between $8 and $10 per resident per day. Utilities and real estate costs will be allocated among the condominium units according to pre-defined percentages. Finally, at the Vintage, IHS and the Company share the services of the executive director; the Company reimburses IHS for 30% of the executive director's salary, benefits and other expenses.

   Effective July 1, 1996, the Company entered into a lease agreement for Homestead of Garden City, a 46 bed assisted living facility in Garden City, Kansas. Effective July 17, 1996, the Company entered into a lease agreement for Homestead of Wichita, a 46 bed assisted living facility located in Wichita, Kansas. The initial term of each lease is 15 years with three five-year renewal options. Annual rent under each lease is $287,500, subject to increases based on the consumer price index. (See Note 4).


   The Company acquired the Cabot Pointe facility in August 1996 for approximately $2.8 million with funds borrowed from IHS. The Company sold and leased the facility back from Healthcare Property Investors, Inc. (HCPI) in October for $2.7 million. The Company recognized a loss of $62,500 on the transaction relating to closing costs on the original purchase. This loss is included in the operating expenses of the Company.

   Effective October 9, 1996, the Company acquired Terrace Gardens Healthcare Center, a 317 unit skill nursing and assisted living facility. The purchase price was $12.2 million. The Company financed the transaction from the proceeds of its initial public offering.


   The following unaudited pro forma statements of operations information gives effect to the 1995 and 1996 acquisition transactions described above as though they had occurred on January 1, 1995, after giving effect to certain adjustments such as depreciation on the new basis of assets acquired. The pro forma amounts also include adjustments to corporate administrative and general expenses to reflect management's estimate of the increase in such costs as if the Company had operated on a stand-alone basis during these years. In addition, the pro forma information entitled "1996 including subsequent acquisitions" gives effect to the acquisitions described above and the acquisitions subsequent to December 31, 1996 discussed in note 13, as if such acquisitions had occurred on January 1, 1996, after giving effect to similar adjustments as referred to above.

                                       YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------
                                                            1996 INCLUDING
                              1995          1996        SUBSEQUENT ACQUISITIONS
                         -------------   -------------  ------------------------
Revenues.................    $27,452,000   $27,716,000   $33,912,000
Net loss.................     (3,065,000)     (263,000)      (67,000)
Net loss per common
share....................           (.55)         (.05)         (.01)



   The unaudited pro forma results are not necessarily indicative of what might actually have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the business management changes that might be achieved from combined operations.

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)


(3) PROPERTY, PLANT AND EQUIPMENT


   Property, plant and equipment consist of the following:

                                       DECEMBER 31,   DECEMBER 31,
                                           1995           1996
                                      -------------- --------------
Land and improvements...............  $ 4,010,343    $ 6,264,844
Building and improvements...........   18,828,646     56,497,955
Equipment...........................    1,312,103      2,238,443
Leasehold improvements..............      102,331        524,712
Pre-construction and construction
in progress.........................      214,332      4,442,519
Preacquisition costs................           --        520,945
                                      -------------- --------------
                                       24,467,755     70,489,418
Less accumulated depreciation ......      716,580      1,928,486
                                      -------------- --------------
Total...............................  $23,751,175    $68,560,932
                                      ============== ==============



   The Company makes advances to contractors and developers in connection with the Company's development and construction of assisted living facilities. Development and construction advances under development services agreements and non-recourse revolving credit note and security agreements secured solely by real estate of developers are classified as pre-construction and construction in progress in the balance sheet. At December 31, 1996, the Company had 19 facilities in the pre-construction stage and 10 facilities under construction. The Company has commitments to make advances under the aforementioned agreements until such time as the developer obtains construction financing. The Company estimates the outstanding amount of this commitment to be approximately $5,700,000 at December 31, 1996. Under certain circumstances, the developer may repay the Company's advances and enter into a lease or management agreement with the Company with respect to some or all of the facilities.

   The Company has agreed to guaranty the indebtedness on two development sites for one of its developers. There is currently no balance outstanding relating to these two sites. However, the maximum amount of the guarantee on these two sites is $4,000,000.

(4) LEASES

   Prior to June 1, 1996, the Company had leased five assisted-living facilities from IHS, and at December 31, 1996, leased two assisted living facilities from IHS. With respect to the Heron's Run, Treemont, and Vintage facilities, IHS subsidiaries own the premises of both skilled nursing and assisted living facilities, operate the respective skilled nursing facilities, and prior to June 1, 1996 leased the assisted living facilities to the Company. Rent expense included in the financial statements under these three intercompany leases was $999,152 in 1994, $1,029,126 in 1995 and $581,667 in 1996. The Company has
obtained condominium interests in these three facilities effective June 1, 1996. Cheyenne Place and The Shores are leased from Litchfield Asset Management Corporation by Integrated Health Services of Lester, Inc. (a subsidiary of IHS) under separate leases. The Company entered into separate subleases for these facilities with the IHS subsidiary effective June 1, 1996. The initial term of the subleases is seven years and provide for various renewal terms at the option

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)

of ILC at fair market rentals. Prior to June 1, 1996, the Company was allocated rentals based on the lease between Litchfield Asset Management Corporation and IHS. Rent expense included in the financial statements under these leases was $467,091 in 1994 and $1,401,271 in 1995, and $1,588,769 in 1996. The Company has
also entered into operating leases for three additional facilities and the Company's corporate office. Minimum rent payments under noncancellable leases and subleases are summarized as follows for the years ended December 31:

                    TOTAL           IHS          OTHER
                ------------- -------------- -------------
1997..........  $ 2,753,236   $ 1,722,696    $ 1,030,540
1998..........    2,753,236     1,722,696      1,030,540
1999..........    2,753,236     1,722,696      1,030,540
2000..........    2,753,236     1,722,696      1,030,540
2001..........    2,664,136     1,722,696        941,440
Thereafter ...   10,607,051     2,440,486      8,166,565
                ------------- -------------- -------------
                $24,284,131   $11,053,966    $13,230,165
                ============= ============== =============



(5) INCOME TAXES

   Through October 9, 1996 (the closing date of the Company's initial public offering), the Company had been included in IHS' consolidated federal income tax return. Beginning October 10, 1996 the Company will file its own consolidated federal income tax return. The provision for income taxes is summarized below:


                     YEARS ENDED DECEMBER 31,
              -------------------------------------
                  1994         1995         1996
              ----------- ------------- -----------
Current.....  $159,223    $ (23,208)    $279,783
Deferred ...   162,871     (620,435)          --
              ----------- ------------- -----------
              $322,094    $(643,643)    $279,783
              =========== ============= ===========


   The amount computed by applying the Federal corporate tax rate of 34% to earnings before income taxes is reconciled to the provision for income taxes as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                --------------------------------------
                                                    1994         1995          1996
                                                ----------- -------------- -----------
Income tax computed at statutory rates .......  $292,032    $(1,355,632)   $ 247,081
State income taxes, net of Federal tax
benefit.......................................    32,057       (176,920)      29,329
Allocation of NOL carryover benefit...........        --             --     (420,000)
Other (net)...................................    (1,995)        (2,501)       3,373
Valuation allowance adjustment................        --        891,410      420,000
                                                ----------- -------------- -----------
                                                $322,094    $  (643,643)   $ 279,783
                                                =========== ============== ===========


              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)

   Deferred income tax liabilities (assets) are summarized as follows:

                                                   YEARS ENDED DECEMBER 31,
                                         -----------------------------------------
                                              1994          1995          1996
                                         ------------- ------------- -------------
Excess of book over tax basis of
assets.................................  $ 2,032,363   $   798,083   $   172,577
Unearned entrance fees.................   (1,382,890)   (1,661,811)   (1,591,638)
Accrued expenses.......................      (29,038)      (27,682)     (144,303)
Allowances and other reserves..........           --            --      (219,635)
Net operating loss carryover...........           --            --      (240,144)
Other..................................           --            --       (49,319)
                                         ------------- ------------- -------------
                                             620,435      (891,410)   (2,072,462)
Valuation allowance ...................           --       891,410     2,072,462
                                         ------------- ------------- -------------
Deferred income tax liability..........  $   620,435   $        --   $        --
                                         ============= ============= =============


   The provision for Federal and state income taxes has been allocated by IHS generally based on the overall effective tax rate of the consolidated group applied to the Company's pre-tax earnings. Deferred income tax (assets) liabilities are recorded for the Company's temporary differences using the same effective tax rate. The difference between the total provision for income taxes and the deferred income tax provision, both determined as discussed above, represents income taxes currently payable to the Parent Company and has been accounted for as additional paid-in capital. The provision for income taxes, deferred income taxes and income taxes currently payable may vary from such amounts that would have been computed on a stand-alone basis.


   As a result of the Company's initial public offering of common stock, effective October 10, 1996 the Company is no longer a member of the IHS consolidated group for income tax purposes. The provision for income taxes in 1996 has been reduced by the Company's net operating loss carryovers realized by IHS as a result of the Company no longer being a member of the IHS consolidated group. The effect of this tax benefit allocated by IHS in 1996 was approximately $420,000.

   Also, the Company's net deferred tax asset and the related valuation allowance increased by approximately $800,000 in 1996 as a result of the Company no longer being a member of the IHS consolidated group.

   At December 31, 1996, the Company has a net operating loss carryover of approximately $624,000 for federal income tax purposes, which expires in 2011.


(6) OTHER RELATED PARTY TRANSACTIONS


   Through September 1996, IHS provided all corporate administrative and general services to the Company pursuant to a management services agreement. Management fees have been provided at 6% of total revenues of each facility, except for the Lakehouse East partnership facility which has provided management fees at 9% of monthly service fees revenue pursuant to the partnership agreement in effect for the period December 1, 1993 to October 31, 1995 (of which approximately $224,000 was paid to an IHS subsidiary and $224,000 was paid to the other partner).


   Management fees charged by IHS at 6% of total revenues have been determined based on an allocation of IHS' corporate general and administrative expenses, which apply to all IHS divisions, including the Integrated Living Communities Division. Such allocation has been made because specific identification of expenses is not practicable. Beginning October 1, 1996, this agreement was terminated and the Company began providing all of its corporate administrative and general services.

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)

   As discussed in note 2 the Company has agreements with IHS whereby IHS subleases two facilities to the Company and provides services at three other locations where the Company and IHS both operate the facilities. As of December 31, 1996, the Company owed IHS $256,000 under these agreements.

(7) ACCRUED EXPENSES


   Accrued expenses are summarized as follows:

                                     DECEMBER 31,
                              -------------------------
                                 1995         1996
                              ----------- -------------
Accrued salaries and
wages.......................  $307,327    $1,305,881
Other accrued expenses .....   253,283       870,982
                              ----------- -------------
                              $560,610    $2,176,863
                              =========== =============



(8) LONG TERM DEBT

   Effective June 30, 1996, IHS made available to the Company a $75 million revolving credit facility. After the Company's public offering, this facility was replaced by a $3.4 million unsecured term loan in October, 1996. The term loan bears interest at 14% and is to be repaid in 24 monthly installments plus accrued interest.

(9) CAPITAL STOCK

   From inception through June 1996, the Company was authorized to issue up to 1,000 shares of common stock of which 100 shares were issued, and outstanding. All shares were held by IHS. In June 1996, the Company's certificate of incorporation was restated to increase the authorized shares to 100,000,000 shares of common stock, $.01 par value and 5,000,000 shares of preferred stock, $.01 par value. Also, the Company effected a 49,610-for-one common stock split (in the form of a stock dividend). In August 1996, the Parent Company surrendered 1,063,100 shares of common stock to the Company. Share and per share data for all periods presented in the financial statements give retroactive effect to the revised shares, the common stock split and the related surrender of common shares referred to above. On October 3, 1996, the Company issued 2,800,000 common shares to the public at a price of $8 per share. IHS also sold 1,400,000 of its shares of the Company's common stock at $8 per share. This reduced IHS' ownership in the Company to 37%.

   The preferred stock may be issued from time to time in one or more series as determined by the Board of Directors. The Board of Directors is authorized to issue the shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The preferred stock could be issued by the Board of Directors with voting and conversion rights that could adversely affect the voting power and other rights of the holders of the common stock. In addition, because the terms of the preferred stock may be fixed by the Board of Directors of the Company without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat or delay a proposed takeover of the Company, or to make the removal of the management of the Company more difficult.

   The Company adopted two stock options plans during 1996. The Stock Incentive Plan provides for options to be granted to certain employees and consultants at an exercise price per share not less than 100% of fair market value at the date of grant (110% in certain cases). In addition, the Company

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)

adopted a Stock Option Plan for Non-Employee Directors which provides for the grant of options at an exercise price per share equal to the fair market value on the date of grant. The Board of Directors has authorized the issuance of 545,040 shares of common stock under the two plans. Options granted under the Stock Incentive Plan vest over five years and expire at the end of ten years. Options granted under the Stock Option Plan for Non-Employee Directors (none of which have been granted through December 31, 1996) vest over three years and expire at the end of ten years. In addition, during 1996, the Company granted options to purchase an aggregate of 405,000 shares of common stock to six directors. These options vest over three years and expire at the end of ten years. Stock option transactions are summarized as follows:

                                                        NON PLAN
                                                        DIRECTOR
                             STOCK INCENTIVE PLAN        OPTIONS                TOTAL
                             ------------------------------------------- --------------------
                                        WEIGHTED              WEIGHTED             WEIGHTED
                                         AVERAGE               AVERAGE              AVERAGE
                                        EXERCISE              EXERCISE             EXERCISE
                              SHARES      PRICE     SHARES      PRICE     SHARES     PRICE
                            ---------  ---------- ---------- ---------- --------- ----------
Granted...................  451,000    $8.00      405,000    $8.00      856,000   $8.00
Canceled..................  (56,500)    8.00      (28,000)    8.00      (84,500)   8.00
                            ---------             ----------            ---------
Outstanding at end of
year......................  394,500     8.00      377,000     8.00      771,500    8.00
                            =========             ==========            =========


                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  ------------------------------------------------------------------
                                    WEIGHTED
                                     AVERAGE      WEIGHTED                 WEIGHTED
                      NUMBER        REMAINING      AVERAGE      NUMBER      AVERAGE
    RANGE OF       OUTSTANDING     CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICES    AT 12/31/96        LIFE          PRICE    AT 12/31/96     PRICE
---------------   ------------- ---------------- ---------- ------------- ----------
$8.00             771,500       9.76 years       $8.00        --            --



   The Company applies APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized in connection with its stock options. Had compensation expense for the Company's stock options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                    1995         1996
                                               ------------   ----------
Net earnings.....................  As reported  $(3,343,509)   $446,926
                                   Pro forma     (3,343,509)    339,342
Earnings per share...............  As reported         (.86)        .10
                                   Pro forma           (.86)        .07



   The fair value of the options for purposes of the above pro forma disclosure was calculated using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.58%, expected life of 6.0 to 6.5 years, no dividend payments, and a volatility of 35.8%. The effects of applying SFAS 123 in the earnings and earnings per share data for 1996 may not be representative of the effects on such pro forma information in future years.

(10) LIFE-CARE CONTRACTS


   The obligation under life-care contracts to provide future service and use of facilities is calculated as the present value of the net future service and use costs. Unamortized deferred revenue exceeded the net present value of such net costs at December 31, 1995 and 1996; accordingly, there was no future service liability recorded in connection with the life-care contracts at December 31, 1995 and 1996.

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)


   In accordance with the contractual arrangements under certain life-care contracts, a minimum amount (generally 50%) of the entrance fee is refundable and a portion of the entrance fee is refundable if the contract is terminated within a specified time period (potentially refundable entrance fees). Refundable deposits represent the minimum refunds under the membership agreements and the estimated amount expected to be refunded of the potentially refundable entrance fees, based on past experience with contract terminations. Potentially refundable entrance fees were $882,779 and $1,073,292 at December 31, 1995 and 1996, respectively, of which $215,627 and $200,248, respectively, is included in refundable deposits; the remainder is included in unearned entrance fees. Refunds paid were $370,769 in 1994, $707,367 in 1995, and $519,073 in 1996, including minimum refunds of $343,819 in 1994, $553,213 in
1995, and $495,966 in 1996.


(11) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

   The Company implemented Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 in connection with the Parent Company's implementation in 1995. In connection with the adoption of SFAS No. 121, the Company performed an evaluation of the financial performance and projected undiscounted cash flows of each of its facilities. Using an independent appraisal, the Company estimated the fair market value of its Waterside (Lakehouse East) facility and determined that the carrying value of certain long lived assets, including goodwill, land, buildings and improvements, exceeded the fair values. The excess carrying value of $5,125,838 (of which $1,533,152 represented goodwill and $3,592,686 represented buildings and improvements) was written off and is included in the statement of operations for 1995 as a loss on impairment of long-lived assets. At the time the Company acquired the controlling interest in the Waterside facility in December 1993, the Waterside facility and Lakehouse West, a separate adjacent facility, were operated in a manner whereby the facilities shared certain services and expenses. The December 1993 valuation assumed that these facilities would continue their existing cross-referral and joint marketing relationship and would continue to enjoy other corporate synergies. In 1995, the Company and the minority partners in the Waterside facility and the Lakehouse West facility exchanged interests, such that the Company became the sole owner of the Waterside facility and the minority partners became the sole owner of the adjacent Lakehouse West facility (see note 2). All joint arrangements were terminated. The December 1995 appraisal reflected that (i) the benefits discussed above no longer existed and
(ii) the other facility was now a competitor of the Waterside facility. As a result, the December 1995 valuation of the Waterside facility was less than the December 1993 valuation used for purchase accounting purposes.

(12) LEGAL PROCEEDINGS


   The Company is involved in various legal proceedings that are incidental to the conduct of its business. Management believes that pending or threatened legal proceedings will have no material adverse effect on the Company's financial condition or results of operations.


(13) EVENTS SUBSEQUENT TO DECEMBER 31, 1996

   In January 1997, the Company purchased four facilities in Virginia totaling 198 beds for $15,750,000. The Company financed the transaction through a bridge loan with NationsBank. The loan is dated January 29, 1997 and matures on April 29, 1997. The loan bears interest at a floating rate of libor plus 300 basis points. The Company expects to refinance this loan with the revolving credit facility discussed below.

   In February and March 1997, the Company acquired a leasehold interest in one facility in South Carolina totaling 55 beds, and two facilities in Florida and Georgia totaling 103 beds.

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
                                  (Continued)

   In February 1997, the Company received commitment letters from NationsBank, AmSouth, and SouthTrust for a total $50,000,000 senior secured revolving credit facility. Under the senior secured revolving credit facility, the Company can borrow up to the lesser of 75% of the appraised value of the facilities secured in the line or six times the total EBITDAR (as defined) of the secured facilities. The facility will bear interest at a rate between libor plus 225 basis points and libor plus 300 basis points and have an initial term of two years. Facilities may be put in and pulled out of the line at the Company's discretion as long as the outstanding balance does not exceed the available borrowings (calculated as discussed above). The proposed credit facility is subject to completion of definitive documentation, and there can be no assurance that the Company will obtain this facility on the proposed terms, on different terms, or at all.

   The Company intends to use the NationsBank line to fund future acquisitions. However, under the facility, the Company may borrow up to $5,000,000 for working capital purposes. The NationsBank line will enable the Company to complete acquisitions without long financing delays. Once the acquisition is closed, the company will seek longer term financing for the community either through a mortgage or lease.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Integrated Living Communities, Inc.:

   Under date of February 21, 1997, we reported on the consolidated balance sheets of Integrated Living Communities, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Baltimore, Maryland                                        KPMG PEAT MARWICK LLP
February 21, 1997

             INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                        YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                           1994           1995            1996
                                                     --------------- -------------- ---------------
Allowance for doubtful accounts
 Balance at beginning of period....................  $ 0             $ 0           $       0
 Provisions for bad debts charged to operations....   --              --             250,000
 Acquired companies................................   --              --                   0
 Accounts receivable written-off (net of
  recoveries)......................................   --              --                   0
                                                     --------------- -------------- ---------------
 Balance at end of period..........................  $ 0             $ 0             250,000
                                                     =============== ============== ===============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

   The section entitled "Proposal No. 1 -- Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

   See "Part I -- Item 1. Business -- Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION


   The  section  entitled  "Executive   Compensation"  in  the  Company's  Proxy
Statement for the 1997 Annual Meeting of Stockholders in incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   The section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders in incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The sections  entitled  "Executive  Compensation  --  Compensation  Committee
Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


   (a) Financial Statements

   (1) and (2) See "Index to Consolidated Financial Statements" as Item 8 of this Annual Report of Form 10-K.

   (3) Exhibits


   Exhibit Nos. 10.23, 10.24, 10.25, 10.26, 10.27, 10.29, 10.31, and 10.32
are management contracts, compensatory plans, or arrangements.


   EXHIBIT
     NO.                                                DESCRIPTION
------------  ----------------------------------------------------------------------------------------------
2.1.........  ASSET PURCHASE AGREEMENT,  DATED AS OF , 1996, BY AND AMONG TERRACE GARDENS,  L.P., HERBERT L.
              KRUMSICK, JOHN KARDATZKE, LOUIS WEISS, CHESTER WEST, ROSS G. TIDEMANN, NESTOR R. WEIGAND, Jr.,
              and Integrated Living Communities of Terrace Gardes, Inc. *
2.2.........  Asset  Purchase  Agreement,  dated as of June 1,  1996,  between  Cabot  Pointe  I,  Inc.  and
              Integrated Living Communities at Cabot Pointe, Inc. and Certain  Shareholders of Cabot Pointe,
              Inc. *
2.3.........  Asset Purchase Agreement dated January 24, 1997, by and among Integrated Living Communities of
              Portsmouth,  Inc. and Retirement Home of Portsmouth Limited  Partnership as Seller and Bullock
              Corporation as general partner**
2.4.........  Asset Purchase  Agreement dated January 24, 1997 by and among Integrated Living Communities of
              Redgate, Inc., and Ghent Arms Limited Partnership as Seller and Bullock Corporation as general partner**
2.5.........  Asset Purchase Agreement dated January 24, 1997, by and among Integrated Living Communities of
              Gloucester,  Inc. and American Retirement Homes as Seller and Bullock Corporation as successor and former general partner of Retirement Homes of Gloucester Limited Partnership**
2.6.........  Asset Purchase  Agreement dated January 24, 1997 by and among Integrated Living Communities of
              Virginia Beach, Inc. and Retirement Homes of Virginia Beach Limited  Partnership as Seller and
              Bullock Corporation as general partner.**
2.7.........  Management  Agreements  Acquisition  Agreement dated January 24, 1997 by and among  Integrated
              Living  Communities of Redgate,  Integrated Living  Communities of Virginia Beach,  Integrated
              Living  Communities of Gloucester,  Integrated Living  Communities of Portsmouth as buyers and
              American Retirement Homes, Inc. as seller**
2.8.........  Asset Purchase Agreement with Health Care Property Investors for Cabot Pointe, dated September
              30, 1996***
3.1.........  Restated Certificate of Incorporation (as amended)*
3.2.........  Bylaws*
4.1.........  Specimen Stock Certificate*
10.1........  Declaration of  Condominium  of West Palm Beach,  a Condominium,  dated as of June 3, 1996, by
              Central Park Lodges of West Palm Beach and  Integrated  Living  Communities of West Palm Beach
              Inc.*
10.2........  Services  Agreement,  dated as of June 1, 1996,  between Integrated Living Communities of West
              Palm Beach, Inc. and Central Park Lodges of West Palm Beach, Inc.*

10.3........  Amendment  to  Services  Agreement,  dated  as of  June 1,  1996,  between  Integrated  Living
              Communities of West Palm Beach, Inc. and Central Park Lodges of West Palm Beach, Inc.*

                               51




   EXHIBIT
     NO.                                                DESCRIPTION
------------  ----------------------------------------------------------------------------------------------
10.4........  Declaration of Condominium of Treemont, a Condominium,  dated as of June 1, 1996, by Cambridge
              Group of Texas, Inc. and Integrated Living Communities of Dallas, Inc.*
10.5........  Services Agreement, dated as of June 1, 1996, between Integrated Living Communities of Dallas,
              Inc. and Cambridge Group of Texas, Inc.*
10.6........  Amendment  to  Services  Agreement,  dated  as of  June 1,  1996,  between  Integrated  Living
              Communities of Dallas, Inc. and Cambridge Group of Texas, Inc.*
10.7........  Declaration of Condominium of Vintage,  a Condominium,  dated as of June 1, 1996 by Integrated
              Health Services at Great Bend, Inc. and Integrated Living Communities of Denton (Texas), Inc.*
10.8........  Services Agreement,  dated as of June 1, 1996, between Integrated Living Communities of Denton
              (Texas), Inc. and Integrated Health Services at Great Bend, Inc.*
10.9........  Amendment  to  Services  Agreement,  dated  as of  June 1,  1996,  between  Integrated  Living
              Communities of Denton (Texas), Inc. and Integrated Health Services at Great Bend, Inc.*
10.10.......  Administrative  Services  Agreement,  effective June 1, 1996, by and between Integrated Living
              Communities, Inc. and Integrated Health Services, Inc.*
10.11.......  Lease Agreement, dated as of June 18, 1996, between The Hartmoor Homestead, L.C., as Landlord, and Integrated Living Communities at Wichita, Inc., as Tenant.*
10.12.......  Purchase Option Agreement,  dated as of June 18, 1996, by and between The Hartmoor  Homestead,
              L.C., as Owner, and Integrated Living Communities at Wichita, Inc., as Optionee.*
10.13.......  Right of First  Refusal  Agreement,  dated as of June 18,  1996,  by and between The  Hartmoor
              Homestead, L.C. and Integrated Living Communities at Wichita, Inc.*
10.14 ......  Lease  Agreement,  dated as of June 18, 1996,  between The Homestead of Garden City,  L.C., as
              Landlord, and Integrated Living Communities at Garden City, Inc., as Tenant.*
10.15 ......  Purchase Option  Agreement,  dated as of June 18, 1996, by and between The Homestead of Garden
              City, L.C., as owner, and Integrated Living Communities at Garden City, Inc., as Optionee.
10.16 ......  Right of First Refusal  Agreement,  dated as of June 18, 1996, by and between The Homestead of
              Garden City, L.C. and Integrated Living Communities at Garden City, Inc.*
10.17 ......  Sublease,  dated as of June 1, 1996, between Integrated Living Communities of Bradenton,  Inc.
              and Integrated Health Services of Lester, Inc. (relating to "The Shores").*
10.18 ......  Guaranty, dated as of June 1, 1996, by Integrated Living Communities,  Inc. for the benefit of
              Integrated Health Services of Lester, Inc. and Litchfield Asset Management Corp.*
10.19 ......  Sublease,  dated as of June 1, 1996, between Integrated Living Communities of Bradenton,  Inc.
              and Integrated Health Services of Lester, Inc. (relating to "Cheyenne").*
10.20 ......  Registration  Rights  Agreement,   dated  as  of  June  1,  1996,  between  Integrated  Living
              Communities, Inc. and Integrated Health Services, Inc.*
10.21 ......  Purchase and Sale Agreement,  dated as of October 4, 1995,  between Liberty  Carrington Pointe
              Limited Partnership, as Seller, and Integrated Management-Carrington Pointe, Inc. as Buyer.*
10.22 ......  First  Amendment  to Purchase  and Sale  Agreement,  dated as of December  15,  1995,  between
              Liberty/Carrington Pointe Limited Partnership, as Seller, and Integrated Management-Carrington
              Pointe, Inc., as Buyer.*
10.23 ......  Employment Agreement, dated as of May 1, 1996, between the Company and Edward J. Komp.*

                               52




   EXHIBIT
     NO.                                                DESCRIPTION
------------  ----------------------------------------------------------------------------------------------
10.24 ......  Employment Agreement, dated as of May 1, 1996, between the Company and Kayda Johnson.*
10.25 ......  Employment Agreement, dated as of May 1, 1996, between the Company and John Poole.*
10.26 ......  Form of Indemnification Agreement for officers and directors.*
10.27 ......  Stock Incentive Plan.*
10.28 ......  Form of Option Agreement under Stock Incentive Plan.*
10.29 ......  Non-Employee Director Stock Option Plan.*
10.30 ......  Form of Option Agreement under non-Employee Director Stock Option Plan.*
10.31 ......  Form of Non-Plan Director Option.*
10.32 ......  Integrated Living Communities, Inc. Supplemental Deferred Compensation Plan.*
10.33 ......  Revolving  Credit Demand Note,  dated February 29, 1996, in the principal  amount of $750,000, between Lori Zito d/b/a  Elderly  Development  Company,  as Borrower,  and  Integrated  Health
              Service  Retirement  Management,  Inc. as Lender,  as amended by Amendment  No. 1 to Revolving
              Credit and Security Agreement dated as of July 9, 1996.*
10.34 ......  Revolving  Credit and Security  Agreement,  dated as of February 29,  1996,  in the  principal amount of $750,000,  between Lori Zito d/b/a Elderly  Development  Company,  as Borrower,  and
              Integrated Health Services Retirement Management,  Inc. as Lender, as amended by Amendment No.
              1 to Revolving Credit and Security Agreement dated as of July 9, 1996.*
10.35 ......  Development  Services  Agreement,  dated as of June 3, 1996,  by and among  Integrated  Living
              Communities, Inc. Integrated Health Services, Inc. and Aguirre, Inc.*
10.36 ......  Letter of Intent Agreement,  dated August 23, 1996, among Integrated Living Communities,  Inc.
              and Capstone Capital Corporation.*
10.37 ......  Loan Commitment letter, dated June 11, 1996, from Health Care Property Investors,  Inc. to the
              Company.*
10.38 ......  Asset Purchase Agreement,  dated as of January, 1996 among C.S. Denton partners,  Ltd., Thomas
              Scott and Integrated Health Services at Great Bend, Inc. *
10.39 ......  Letter Agreement Re: Options to Receive  Assignments of Various Land Contracts dated March 27,
              1996 between Integrated Living Communities, Inc. and The Homestead Company, L.C.*
10.40 ......  Letter Agreement Re: Options to Receive  Assignments of Various Land Contracts dated March 21,
              1996 between  Integrated  Living  Communities,  Inc. and Lori Zito d/b/a  Elderly  Development
              Company.*
10.41 ......  Revolving Credit Note,  dated June 30, 1996, in the principal  amount of $75,000,000,  between
              Integrated  Living  Communities,  Inc., as Maker,  and Integrated  Health  Services,  Inc., as
              Lender.*
10.42 ......  Letter of Intent Agreement,  dated as of March 18, 1996, among Integrated Living  Communities,
              Inc. and The Homestead Company, L.C.*
10.43 ......  Revolving Credit Note, dated March 18, 1996, in the principal amount of $800,000,  between The
              Homestead Company,  L.C., as Borrower,  and Integrated Health Services Retirement  Management,
              Inc., as amended by Allonge and Amendment of Revolving Credit Note dated as of July 12, 1996.*
10.44 ......  Revolving  Credit and Security  Agreement,  dated as of March 18, 1996,  between The Homestead
              Company,  L.C., as Borrower,  and Integrated Health Services Retirement  Management,  Inc., as
              Lender,  as amended by Amendment No. 1 to Revolving Credit and Security  Agreement dated as of
              July 12, 1996.*

                               53




   EXHIBIT
     NO.                                                DESCRIPTION
------------  ----------------------------------------------------------------------------------------------
10.45 ......  Indemnification  Agreement dated August 15, 1996 by and between  Integrated  Health  Services,
              Inc. and Integrated Health Services, Inc. and Integrated Living Communities, Inc.*
10.46 ......  Ancillary  Services  Agreement  dated  as of  June  3,  1996 by and  among  Integrated  Living
              Communities, Inc. Integrated Health Services, Inc. and Aquirre, Inc.*
10.47 ......  Partition Agreement,  dated as of October 31, 1995, by and among Donald Ross, Fred Fiala, John
              E. Rowe,  Integrated Health Services,  Inc., Central Park Lodges, Inc. Florida Life Care, Inc.
              and FLC Lakehouse Inc. and Janice Blivas.*
10.48 ......  Letter of Agreement,  dated August 23, 1996, between Health Care Property  Investors,  Inc. and
              Integrated  Living  Communities,  Inc.,  amending  certain  provisions  of  that  certain  Loan commitment  letter,  dated June 11,  1996,  from Health Care  Property  Investors,  Inc. to the
              Company.*
10.49 ......  Credit Agreement with Integrated Health Services, dated October 10, 1996***
10.50 ......  Lease  Agreement with  Healthcare  Property  Investors for Cabot Pointe,  dated  September 30,
              1996***
10.51 ......  Promissory note made by Integrated  Living  Communities in favor of NationsBank,  N.A. (South)
              for $15,750,000 dated January 24, 1997.
10.52 ......  Lease Agreement between Capstone Capital  Corporation and Integrated Living Communities of St.
              Petersberg for Jaylene Retirement Center, dated March 4, 1997.
10.53 ......  Lease Agreement between Capsone Capital  Corporation and Integrated Living Communities of West
              Columbia for Jenni-Lynn Retirement Center, dated February 21, 1997.
10.54 ......  Lease  Agreement  with Health Care Property  Investors and  Integrated  Living  Communities of
              Milledgeville for Brantely Retirement Center, dated March 17, 1997.
21..........  Subsidiaries of the Registrant.
23.1........  Consent of KPMG Peat Marwick LLP.*
27..........  Financial Data Schedule.

-------------

       Previously filed with the Commission as Exhibits to, and incorporated by reference from, the following documents:

     * Registration statement on From S-1, (File No. 333-05877)

    ** Current Report of Form 8-K dated January 29, 1997

   *** Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exhange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTEGRATED LIVING COMMUNITIES, INC.
                                                       (Registrant)

                                             By:  /s/ JOHN B. POOLE
                                                --------------------------------
                                                John B. Poole
                                                Senior Vice President -
                                                Chief Financial Officer
                                                (Principal Financial Officer)

           SIGNATURE                      TITLE                   DATE
------------------------------  ------------------------- -------------------
/s/ EDWARD J. KOMP              President, CEO and        March 14, 1997
--------------------------
(Edward J. Komp)                Director

/s/ ROBERT N. ELKINS, M.D.      Chairman of the Board     March 14, 1997
--------------------------
(Robert N. Elkins, M.D.)        of Directors

/s/ LAWRENCE P. CIRKA                                     March 14, 1997
--------------------------
(Lawrence P. Cirka)             Director

/s/ CHARLES A. LAVERTY                                    March 14, 1997
--------------------------
(Charles A. Laverty)            Director

/s/ LISA K. MERRITT                                       March 14, 1997
--------------------------
(Lisa K. Merritt)               Director
