Form 10-K/A
period 1996-12-31
INTEGRATED LIVING COMMUNITIES INC
filed 1997-04-29
CIK 1016202

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if the disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of Registrant's Common Stock held by non-affiliates at April 25, 1997 (based on the closing sale price for such shares as reported by
Nasdaq: $30,975,000.

       Common Shares outstanding as of April 25, 1997: 6,697,900 shares

                     Documents Incorporated by Reference:


Portions of the Registrant's Definitive Proxy Statement for its 1997 annual meeting of stockholders are
            incorporated by reference into Part III of this report

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors at April 30, 1997 were as follows:

NAME                       AGE                 POSITION
----------------------    ----- -----------------------------------------------------
Robert N. Elkins, M.D.     54          Chairman of the Board of Directors
Edward J. Komp........     42          President, Chief Executive Officer and Director
Kayda A. Johnson......     49          Senior Vice President -- Chief Operating Officer
John B. Poole.........     45          Senior Vice President -- Chief Financial Officer and Treasurer
Dan Hirschfeld    ....     39          Senior Vice President -- Acquisitions and Development
Lawrence P. Cirka ....     45          Director
Charles A. Laverty ...     51          Director
Lisa K. Merritt.......     36          Director
---------------

Robert N. Elkins, M.D. became the Chairman of the Board of the Company in June 1996. Dr. Elkins has been the Chairman of the Board and Chief Executive Officer of IHS, the sole stockholder of the Company prior to October, 1996, since March 1986 and he served as President of IHS from March 1986 to July 1994. From 1980 until co-founding IHS in 1985, Dr. Elkins was a co-founder and Vice President of Continental Care Centers, Inc., an owner and operator of long-term healthcare facilities. From 1976 through 1980, Dr. Elkins was a practicing physician. Dr. Elkins is a graduate of the University of Pennsylvania, received his M.D. degree from the Upstate Medical Center, State University of New York, and completed his residency at Harvard University Medical Center. Dr. Elkins is a director of Capstone Capital Corporation, Community Care of America, Inc. and UroHealth Systems, Inc.

Edward J. Komp has served as President and Chief Executive Officer of the Company since March 1996 and as a director of the Company since June 1996. Prior to joining the Company, he served as Executive Vice President--Corporate
Operations of IHS from November 1995 to March 1996 and as Senior Vice President--Managed Operations of IHS from October 1993 to November 1995, where he had operational responsibility for over 100 assisted living and long-term care facilities with approximately 13,000 beds nationwide. From 1979 until he joined IHS, Mr. Komp served in various senior operational and financial capacities with National Medical Enterprises, Inc., now Tenet Healthcare Corp.

Kayda A. Johnson has served as Senior Vice President--Chief Operating Officer and Secretary of the Company since March 1996. Prior to joining the Company, she served as Senior Vice President for Operations of IHS' Retirement Management Services division from March 1991. Prior to joining IHS, she was Director of Operations for Forum Group from 1990, and from 1982 to 1990 she was regional Vice President of Operations for Retirement Corporation of America. Ms. Johnson is a licensed Nursing Home Administrator and Registered Nurse. She is also a licensed Preceptor for Nursing Home Administrators and a Certified Residential Care Administrator. She has served on the faculty of the University of Redlands for the past 15 years, teaching business and management courses to MBA and BBA students. She is a member of the Board of Directors of the National Association for the Senior Living Industries ("NASLI") and serves as NASLI's Commissioner for Health Care as well as on the Executive Committee. She is a member of the Board of Directors of the Assisted Living Facilities Association of America ("ALFAA"); serves on the Residential Services Committee for the California Association of Homes and Services for the Aged ("CAHSA"); and is a member of the advisory committee of the American Seniors Housing Association. She also serves on the Assisted Living Advisory Board of the American Health Care Association ("AHCA"), the Assisted Living Advisory Board -- Contemporary Long Term Care, and the Advisory Group for the NIC.

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

Daniel A. Hirschfeld has served as Senior Vice President - Acquisitions and Development of the Company since February 1997. From January 1995 through February 1997, he held the position of Vice President - Health Care Acquisitions for Manor Care Inc., a New York Stock Exchange listed company involved in ownership, operation and development of assisted living, long term care and hospitality facilities. From April 1994 through January 1995, Mr. Hirschfeld was employed as President and Chief Operating Officer - Essential Services Division for Mariner Health Care, Inc., a NASDAQ traded company engaged in providing post acute services for long term care residents. Mr. Hirschfeld was responsible for the operation of all non-facility based services including home health, pharmacy, therapies and medical supplies. From 1985 through 1994, Mr. Hirschfeld was employed by Meridian Health Care, Inc., (which was acquired by Genesis Health Ventures, Inc., a New York Stock Exchange listed company, in October
1994), an owner and operator of long term care facilities. Mr. Hirschfeld served in various positions including Vice President - Development and Planning, Vice President - Pharmacy Services and Chief Operating Officer for Staff Replacement Services. From 1979 until 1985, he was employed by Crown Central Petroleum, Inc. and Constellation Services, Inc., a subsidiary of Baltimore Gas and Electric, Inc. (both companies are listed on the New York Stock Exchange). His responsibilities including treasury functions, strategic planning, financial analysis, acquisitions, and accounting.

Lawrence P. Cirka became a director of the Company in June 1996. He has been President and Chief Operating Officer of IHS and a director of IHS since July 1994. He was Senior Vice President and Chief Operating Officer of IHS from October 1987 to July 1994. Prior to joining IHS, Mr. Cirka served in various operational capacities with Unicare Healthcare Corporation, a long-term health care company, for 15 years, most recently as Vice President-Western Division.

Charles A. Laverty became a director of the Company in June 1996. Mr. Laverty, Chairman and Chief Executive Officer of UroHealth Systems, Inc. ("UroHealth"), became President and Chief Executive Officer in September 1994, and Chairman of the Board of Directors of UroHealth in December 1994. Prior to joining UroHealth, Mr. Laverty was employed as Senior Executive Vice President and was a director of Coram Healthcare Corporation, a home infusion therapy company which was formed in 1994 by the merger of Curaflex Health Services, Inc., HealthInfusion, Inc., Medisys, Inc., and T2 Medical, Inc. Mr. Laverty served as the Chairman of the Board, President and Chief Executive Officer of Curaflex Health Services from February 1989 to August 1994. Prior to his association with Curaflex, Mr. Laverty served as President and Chief Executive Officer of InfusionCare, Inc., a home infusion services company, from October 1988 to February 1989. In addition, he has held several positions, including Chief Operating Officer, with Foster Medical Corporation, a durable medical equipment supply company, and worked in both sales and management for C.R. Bard, a medical device company.

Lisa K. Merritt became a director of the Company in June 1996. She has been a Vice President of The Chase Manhattan Private Bank since May 1996. From January 1989 to May 1996, Ms. Merritt served as Vice President/District Manager of Chase Manhattan Personal Financial Services and from July 1987 to January 1989 served in various capacities, including commercial real estate, residential real estate, and consumer lending at Chase Manhattan Bank, N.A. Prior to joining Chase Manhattan Bank, Ms. Merritt was Divisional Vice President at Pioneer Savings Bank from 1986 to 1987. From 1983 to 1986, she served as Assistant Vice President at Presidential Bank. Ms. Merritt is a past Director of the Mortgage Bankers Association of Southwest Florida.

ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table shows all of the cash compensation paid or to be paid by the Company or its subsidiaries as well as certain other compensation paid or accrued during the fiscal year indicated to the Chief Executive Officer of the Company and each of the two other most highly compensated executive officers of the Company for such period in all capacities in which they served. No other executive officers of the Company received more then $100,000 in compensation during 1996.

                                            SUMMARY COMPENSATION TABLE

       NAME AND PRINCIPAL POSITION    YEAR         SALARY        BONUS(1)           LONG - TERM           ALL OTHER
                                                                                   COMPENSATION        COMPENSATION(2)
                                                                                    SECURITIES
                                                                                UNDERLYING OPTIONS
                                                                                      / SARS
       ---------------------------------------   -----------     ----------     ------------------------------------------
       Edward J. Komp                    1996       244,858  (3)   142,500              157,000             145,300
        President and
        Chief Executive Officer

       John B. Poole                     1996       127,944  (4)    45,000               78,000              81,000
        Senior Vice President and
        Chief Financial Officer

       Kayda Johnson                     1996       159,706  (5)    58,500               78,000             102,500
        Senior Vice President and
        Chief Operating Officer

(1) These amounts represent the 1996 bonuses actually paid in 1997 and were required by the terms of employment agreements because the company met or exceeded performance goals established by the Board of Directors. See " Employment Agreements. "

(2) These amounts represent $9,600 for each of the executives annual car allowance and $135,700, $71,400, and $92,900 in contributions to the Company's Supplemental Employee Retirement Plan for Mr. Komp, Mr. Poole, and Ms. Johnson respectively.

(3) Mr. Komp joined the Company in March 1996. Prior thereto, he was Executive Vice president-Corporate Operations of IHS, the sole stockholder of the Company prior to its initial public offering in October, 1996. Mr. Komp received $50,939 in salary and $32,500 in all other compensation from IHS in 1996.

(4)  Mr. Poole joined the Company in March 1996.


(5) Ms. Johnson joined the Company in March 1996. Prior thereto, she was Senior Vice president of Operations for IHS' retirement services division. IHS was the sole stockholder of the Company prior to its initial public offering in October, 1996. Ms. Johnson received $32,545 in salary and $ 15,000 in all other compensation from IHS in 1996.

The Company was organized in November 1995. During fiscal 1995, Mr. Komp and Ms. Johnson served as executive officers of IHS. For the year ended December 31, 1995, Mr. Komp received from IHS a salary of $261,000, a cash bonus of $32,500, a bonus consisting of 2,614 shares of IHS common stock (having a value of $57,508 based on the $22.00 price of the IHS common stock on the date of issuance), a car allowance of $6,000 and a $67,720 contribution by IHS to a Supplemental Deferred Compensation Plan. For the year ended December 31, 1995, Ms. Johnson received from IHS a salary of $162,665, a cash bonus of $15,000, and a bonus consisting of 682 shares of IHS common stock (having a value of $15,004 based on the $22.00 price of the IHS common stock on the date of issuance). Mr. Poole was not employed by IHS or the Company during 1995.


         EMPLOYMENT AGREEMENTS. The Company is a party to Employment Agreements (the "Employment Agreements") with each of Edward J. Komp, Kayda A. Johnson, and John B. Poole to serve as President and

Chief Executive Officer, Senior Vice President -- Chief Operating Officer, and Senior Vice President -- Chief Financial Officer, respectively. Subject to earlier termination, as discussed below, each Employment Agreement is for a three-year term commencing as of May 1, 1996; however, the Employment Agreements of Mr. Komp and Ms. Johnson provide for automatic one-year extensions on each anniversary thereof unless 120 days' notice of nonrenewal is given by either party prior to such anniversary date. As a result, Mr. Komp's and Ms. Johnson's employment agreements now expire April 30, 2000. The current annual base salary ("Base Salary") for each executive is: $285,000 for Mr. Komp; $195,000 for Ms. Johnson; and $185,000 for Mr. Poole. Each Employment Agreement provides that the executive's Base Salary is to be increased annually by a percentage equal to the percentage increase in the Consumer Price Index ("CPI") and, with respect to each executive other than Mr. Komp, by such additional amounts as may be determined in the discretion of the Company's President or Chief Executive Officer. The Base Salary of Mr. Komp may be increased in the discretion of the Board of Directors. Each executive may also receive annual cash bonuses in an amount determined in the discretion of the Board of Directors; provided, however, if the Company meets or exceeds performance goals specified by the Board of Directors, each executive will receive a bonus of not less than 30% of Base Salary (50% in the case of Mr. Komp).

Pursuant to the Employment Agreements, each executive is entitled to (a) comprehensive individual and dependent health insurance, (b) Company paid life insurance coverage in the amount of $500,000 ($1,000,000 in the case of Mr.
Komp) and accidental death and dismemberment insurance, (c) disability insurance coverage in a monthly benefit amount equal to the sum of the executive's Base Salary plus a "Bonus Amount" (as defined in the Employment Agreements), (d) an annual automobile allowance of $9,600, subject to increase based on the CPI, (e) a Company paid personal umbrella (excess) insurance policy in the amount of $2,000,000 ($5,000,000 in the case of Mr. Komp), and (f) participate in any executive retirement program established and maintained by the Company (collectively, the "Executive Benefits"). In addition, each executive is entitled to receive equity-based compensation in the discretion of the Compensation Committee of the Board of Directors. The Company has also agreed to reimburse each executive (other than Ms. Johnson) for certain expenses incurred as a result of their relocation to Florida.

The Employment Agreement with Mr. Komp may be terminated by either party on 90 days' notice. Upon termination of Mr. Komp's employment without Cause, the expiration of, or the Company's failure to renew, the Employment Agreement, or the resignation of Mr. Komp for Good Reason, Mr. Komp will be entitled to the sum of (1) the remaining Base Salary due under his Employment Agreement (generally three years unless prior notice of nonrenewal has been given) and (2) the higher of his bonus in the year of termination or in the previous year. In addition, Mr. Komp will continue to receive his existing level of Executive Benefits or the level of Executive Benefits received during the preceding year, whichever is greater, throughout the severance period (generally three years) and all stock options, other equity-based rights and rights under the Company's Supplemental Deferred Compensation Plan ("SERP") then held by Mr. Komp will become fully vested. The Employment Agreements with Ms. Johnson and Mr. Poole may each be terminated by either party on 90 days' notice. Upon termination without Cause, the expiration of the Employment Agreement, or the resignation of the executive for Good Reason, or, in the case of Ms. Johnson, the failure to renew the Employment Agreement, the executive will be entitled to a payment of one and one-half times the sum of (1) the greater of his or her salary in the year of termination or in the previous year and (2) the higher of his or her bonus in the year of termination or in the previous year. In addition, for a period of 18 months following such termination, each of Ms. Johnson and Mr. Poole will continue to receive their existing level of Executive Benefits or the level of Executive Benefits received during the preceding year, whichever is greater, and all stock options, other equity-based rights and SERP rights then held by Ms. Johnson and Mr. Poole, respectively, will become fully vested.

For purposes of each of the Employment Agreements, "Cause" is defined as (i) material failure to perform duties, (ii) material breach of confidentiality or noncompete provisions, (iii) conviction of a felony, or (iv) theft, larceny, or embezzlement of Company property. "Good Reason" is defined as (i) a material breach of the agreement by the Company or (ii) resignation of the executive within one year after a change in control. A "change of control" of the Company is deemed to occur under the Employment Agreements, in general: (i) when a person, other than the executive or a group controlled by the executive, becomes the "beneficial owner" of 20% or more of the Company's Common Stock, (ii) in the event of certain mergers or consolidations in which the Company is not the surviving entity, (iii) in the event of the sale, lease or transfer of substantially all of the Company's assets or the liquidation of the Company or
(iv) if, within any 24-month period, the persons who were members of the Board of Directors at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or any successor entity.

Each Employment Agreement contains covenants by the executive to, among other things, maintain the confidentiality of trade secrets of the Company during the term of their Employment Agreements and thereafter, as well as covenants not to solicit employees or customers of the Company and not to be employed or have certain other relationships with entities which are directly in the business of owning, operating or managing facilities which compete with any such facility then operated by the Company or any of its subsidiaries during the term of their Employment Agreement and for a 12 month period thereafter.

         OPTION GRANTS. The following table sets forth certain summary information concerning individual grants of stock options made during the year ended December 31, 1996 to each of the Company's executive officers named in the Summary Compensation Table who received options during the year. No options were exercised during 1996.


                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1996

                               INDIVIDULA GRANTS
                    ------------------------------------------               POTENTIAL REALIZABLE
                     NUMBER OF    PERCENT OF                               VALUE AT ASSUMED ANNUAL
                    SECURITIES   TOTAL OPTIONS                               RATES OF STOCK PRICE
                    UNDERLYING    GRANTED TO      EXERCISE                     APPRECIATION FOR
                      OPTIONS    EMPLOYEES IN      PRICE      EXPIRATION       OPTION TERM (4)
NAME                GRANTED(1)      1996(2)     ($/SHARE)(3)     DATE        5%($)        10%($)
----                ------------ -------------- ------------- ----------- ------------ --------------
Edward J. Komp          157,000          34.9%         $8.00   6/10/2006     $789,710     $2,001,750
Kayda Johnson            78,000          17.3%         $8.00   6/10/2006     $392,340     $  994,500
John B. Poole            78,000          17.3%         $8.00   6/10/2006     $392,340     $  994,500

(1) These options become exercisable as to 20% on June 10, 1997 and as to an additional 20% on each successive June 10.
(2) Based on options to purchase 450,000 shares granted to all employees during 1996.
(3)  Equal to the initial public offering price of the Company's Common Stock.
(4) These amounts represent assumed rates of appreciation in the price of the Company's Common Stock during the terms of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Company's Common Stock and overall market conditions. The 5% and 10% rates of appreciation over the 10-year term of the option of the $8.00 exercise price would result in stock prices of $13.03 and $20.75 respectively. There is no representation that the rates of appreciation reflected in this table will be achieved.

                                        AGGREGATE YEAR - END OPTION VALUES

                               NUMBER OF SHARES SUBJECT                  VALUE OF UNEXERCISED IN THE
                           TO UNEXPIRED OPTIONS AT YEAR END             MONEY OPTIONS AT YEAR END (1)
                       ------------------------------------------ ------------------------------------------
NAME                       EXERCISABLE        NON-EXERCISABLE         EXERCISABLE         NON-EXERCISABLE
---------------------- -------------------- --------------------- --------------------- --------------------
Edward J Komp                   0                 157,000                  0                     0
Kayda Johnson                   0                  78,000                  0                     0
John B Poole                    0                  78,000                  0                     0

(1) The Company's Common Stock was trading below the option price at year end.

STOCK OPTIONS

Stock Incentive Plan. The Company adopted the Stock Incentive Plan to enable the Company and its stockholders to secure the benefits of Common Stock ownership by key personnel of the Company and its subsidiaries. The Stock Incentive Plan permits the issuance of restricted stock and the granting of options to purchase an aggregate of 470,040 shares of the Company's Common Stock to key employees of and consultants to the Company or any of its subsidiaries. Directors who perform services for the Company solely in their capacities as directors are not eligible to receive shares of restricted stock or options under the Stock
Incentive Plan. The number of shares which may be issued under the Stock Incentive Plan is subject to adjustment in proportion to any increase or decrease in the number of issued shares of Common Stock resulting from a stock dividend, split-up, consolidation or any similar capital adjustment. Options granted under the Stock Incentive Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("ISOs"), or options which do not qualify as ISOs ("non-ISOs").

The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). No member of the Committee may receive an option or a restricted stock award under the Stock Incentive Plan within one year prior to his or her becoming a member of the Committee or at any time while he or she is serving as a member of the Committee. Subject to the provisions of the Stock Incentive Plan, the Committee has the authority to determine the individuals to whom shares of restricted stock or stock options will be granted, the number of shares to be issued or covered by each restricted stock or option grant, the purchase or option price, the type of option, the option period, the vesting restrictions or repurchase restrictions, if any, with respect to the restricted stock or exercise of the option, the terms for the payment of the restricted stock or the option price and other terms and conditions. Payment for shares under a restricted stock award or pursuant to the exercise of an option may be made (as determined by the Committee) in cash or by shares of Common Stock.

The exercise price for shares covered by an ISO may not be less than 100% of the fair market value of the Common Stock on the date of grant (110% in the case of a grant to an employee who owns stock possessing more than 10% of the combined voting power of all classes of stock of the Company or any subsidiary entitled to vote (a "10% Stockholder")). The purchase price for shares of restricted stock and the exercise price for shares covered by a non-ISO may not be less than the par value of the Common Stock at the date of grant. All options must expire no later than ten years (five years in the case of an ISO granted to a 10% Stockholder) from the date of grant. The Stock Incentive Plan also provides that the options will become exercisable and restricted stock awards will become fully vested upon a change in control of the Company or if, at any time within two years following the date any person (as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 30% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, either the Company terminates the optionee's employment (other than for Cause (as defined in the Stock Incentive Plan)), or the optionee leaves the employ of the Company for Good Reason (as defined in the Stock Incentive Plan). A "change in control of the Company" is deemed to occur if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving entity or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property,  other  than a merger  of the  Company  in which  the  holders  of the
Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company shall approve any plan or proposal for liquidation or dissolution of the Company, or
(iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of the period. In general, no option may be exercised more than three months after the termination of the optionee's service with the Company and its subsidiaries. However, the three-month period is extended to twelve months if the optionee's service is terminated by reason of disability or death and the Committee may in its discretion extend the period of exercise following termination of employment. No individual may be granted ISOs that become exercisable for the first time in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,000. In addition, the maximum option grant which may be made to an employee of the Company in a calendar year shall not cover more than 350,000 shares.

Options may not be transferred during the lifetime of an optionee. Subject to certain limitations set forth in the Stock Incentive Plan and applicable law, the Board of Directors may amend or terminate the Stock Incentive Plan. In any event, no restricted stock awards or stock options may be granted under the Stock Incentive Plan after May 24, 2006.

On June 10, 1996, each of Ms. Johnson and Messrs. Komp and Poole was granted an option to purchase 78,000 shares, 157,000 shares, and 78,000 shares respectively, of Common Stock at an exercise price per share equal to the initial public offering price of $8 per share. The options become exercisable in five equal annual installments commencing June 10, 1997. The options expire on the earlier of June 10, 2006 or three months after the optionee ceases to be an employee of the Company (one year if by reason of death or disability).

NON-PLAN DIRECTOR OPTIONS. On June 10, 1996, each of Ms. Merritt, Dr. Elkins and Messrs. Bared, Cirka and Laverty was granted an option to purchase 16,000 shares, 235,000 shares, 28,000 shares, 98,000 shares and 28,000 shares, respectively, of Common Stock at an exercise price per share equal to the initial public offering of $8.00 per share. These options become exercisable in three equal annual installments, commencing June 10, 1997, although they will become immediately exercisable upon (i) a change in control of the Company (as defined below under "Non-Employee Director Stock Option Plan"), (ii) the removal (other than for justifiable cause (as defined in the option agreement)) of the optionee as, or the Company's failure to renominate (other than for justifiable cause) the optionee for election as, a director of the Company at any time within two years following the date any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 30% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, or (iii) the death or disability of the optionee. The options expire on the earlier to occur of June 10, 2006 or six months after the optionee ceases to be a director (one year if by reason of death or disability).

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. The Company has adopted the Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") to promote the Company's interests by attracting and retaining highly skilled, experienced and knowledgeable non-employee directors. Pursuant to the Non-Employee Director Plan, each non-employee director of the Company will automatically receive on the date of each annual meeting of stockholders of the Company (the "Grant Date"), beginning with the 1997 Annual Meeting of Stockholders, as long as such person remains a director following such meeting, an option to purchase 7,500 shares of the Company's Common Stock (the "Option") at a per share exercise price equal to the fair market value of the Common Stock on the Grant Date. A total of 75,000 shares are reserved for issuance under the Non-Employee Director Plan. The number of shares which may be issued under the Non-Employee Director Plan is subject to adjustment to reflect any increase or decrease in the number of shares of Common Stock resulting from a stock split, stock dividend, consolidation or other similar capital adjustment.

Except as set forth below, Options become exercisable in three equal annual installments commencing on the first anniversary of the Grant Date. In the event that a director ceases to be a director of the Company, such person may exercise the Option if it is exercisable by him at the time he ceases to be a director of the Company, within six months after the date he ceases to be a director of the Company (one year if he ceases to be a director by reason of death or disability). Notwithstanding the foregoing, in the event a "Change of Control of the Company" shall occur, or the optionee is removed (other than for justifiable cause (as defined in the Non-Employee Director Plan)) as, or is not renominated (other than for justifiable cause) for election as, a director of the Company at any time within two years following the date any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 30% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, then all options granted under the Non-Employee Director Plan which are then outstanding shall immediately become exercisable. A "Change in Control of the Company" shall be deemed to occur if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or
(ii) the stockholders of the Company shall approve any plan or proposal for liquidation or dissolution of the Company, or (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. Options granted under the Non-Employee Director Plan shall have a term of ten years from the Grant Date and shall not be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

The Non-Employee Director Plan will be administered by the Board of Directors of the Company. However, the Non-Employee Director Plan prescribes the individuals who would be awarded Options, the number of shares subject to the Options, and the terms and conditions of each award. The Board of Directors may at any time terminate the Non-Employee Director Plan and may from time to time alter or amend the Non-Employee Director Plan or any part thereof, provided that the rights of a director with respect to an option granted prior to such termination, alteration or amendment may not be impaired.

SUPPLEMENTAL DEFERRED COMPENSATION PLAN

The Company's Supplemental Deferred Compensation Plan (the "SERP") is an unfunded deferred compensation plan which offers certain executive and other highly compensated employees an opportunity to defer compensation until the termination of their employment with the Company. Contributions to the SERP by the Company, which vest over a period of five years (immediately if a participant's employment is terminated because of death, disability, without cause or for any reason within one year following a change in control of the company), are determined by the Board upon recommendation of the Committee and are allocated to participants' accounts on a pro rata basis based upon the compensation of all participants in the SERP in the year such contribution is made. The SERP also provides that upon a change in control of the Company (as defined in the SERP), the Company is obligated to contribute to the SERP on behalf of each participant an amount generally equal to three times the participant's annual compensation as defined in the plan. In addition, a participant may elect to defer a portion of his or her compensation and have that amount added to his or her SERP account. Participants may direct the investments in their respective SERP accounts. All participant contributions and the earnings thereon, plus the participant's vested portion of the Company's contribution account, are payable upon termination of a participant's employment with the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Charles A. Laverty and Lisa Merritt. Mr. Laverty and Ms. Merritt have received options to purchase shares of Common Stock. See "--Stock Options -- Non-Plan Director Options."

COMPENSATION OF DIRECTORS

The Company pays each director who is not an employee $1,000 for attendance in person at each meeting of the Board of Directors or of any committee thereof held on a day on which the Board of Directors does not meet. In addition, the Company will reimburse the directors for travel expenses incurred in connection with their activities on behalf of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEEFICIAL OWNERS AND MANAGEMENT

         The following table sets for the certain information as of April 15, 1997 (except as otherwise noted, regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC") of the Company's Common Stock by (i) each person known to the Company to be the beneficial owner of more then five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each person named in the Summary Compensation Table (see "Item 11. Executive Compensation"), and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names, subject to community property laws where applicable.

                NAME OF BENEFICIAL OWNER               NUMBER OF      PERCENT
                ------------------------               ---------      -------
                                                        SHARES           OF
                                                        ------           --
                                                    BENEFICIALLY      COMMON
                                                    ------------      ------
                                                      OWNED (1)        STOCK
                                                      ---------        -----
Integrated Health Services, Inc. (2)                 2,497,900        37.3%
Wellington Management Company (10)                     663,100         9.9%
Massachusetts Financial Services (11)                  594,900         8.9%
FMR Corp.(12)                                          414,500         6.2%
Oppenheimer Management Corp.(13)                       335,000         5.0%
Robert N. Elkins, M.D. (3)                           2,732,900        39.4%
Edward J. Komp (4)                                     161,100         2.3%
Kayda Johnson (5)                                       79,000         1.2%
John B. Poole (5)                                       79,000         1.2%
Lawrence P. Cirka (6)                                   98,000         1.4%
Charles A. Laverty (7)                                  28,000         *
Lisa Merritt (8)                                        16,000         *
All executive officers and directors as a
     group (7 persons) (9)                           3,194,000        43.2%

*      Less then 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which attribute beneficial ownership to persons who possess sole or shared voting power and/or investment power with respect to these securities.
(2) The address of Integrated Health Services is 10065 Red Run Boulevard, Ownings Mills, Maryland 21117.
(3) Consists of the shares of Common Stock owned by IHS and options to purchase 235,000 shares of Common Stock, only 78,333 of which are exercisable within 60 days of April 15, 1997. Dr. Elkins is Chairman of the Board and Chief Executive Officer of IHS and, as a result, may be deemed to beneficially own the shares of Common Stock owned by IHS. Dr. Elkins disclaims beneficial ownership of such shares. Dr. Elkin's address is c/o IHS, 8889 Pelican Bay Blvd., Naples, Florida 33963.
(4) Includes options to purchase 157,000 shares of Common Stock, only 31,400 of which are exercisable within 60 days of April 15, 1997.
(5) Includes options to purchase 78,000 shares of Common Stock, only 15,600 of which are exercisable within 60 days of April 15, 1997.
(6) Consists of options to purchase shares of Common Stock, only 32,666 of which are exercisable within 60 days of April 15, 1997.
(7) Consists of options to purchase shares of Common Stock, only 9,333 of which are exercisable within 60 days of April 15, 1997.
(8) Consists of options to purchase shares of Common Stock, only 5,333 of which are exercisable within 60 days of April 15, 1997.
(9) Includes Common Stock owned by IHS and options to purchase 690,000 shares of common stock, of which are exercisable within 60 days of April 15, 1997.
(10) The address of Wellington Management Company is 75 State Street, Boston, MA 02109. The number of shares is based off a schedule 13G filed in December of 1996.
(11) The address of Massachusetts Financial Services is 500 Boston Street, 15th Floor, Boston, MA 02116. The number of shares is based off a schedule 13G filed in December of 1996.

(12) The address of FMR Corp is 82 Devonshire Street, Boston, MA 02109. The number of shares is based off a schedule 13G filed in December of 1996.
(13) The address of Oppenheimer Management Corp. is Two World Trade Center, Suite 3400, New York, NY 10048-0203. The number of shares is based off a schedule 13G filed in December of 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own ;more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the NASDAQ. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1996 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 13.CERTAIN RELATIONSHIPS AND TRANSACTIONS

         The Company was formed in November 1995 as a wholly-owned subsidiary of IHS to operate the assisted living and other senior housing facilities owned, leased and managed by IHS. Following the Company's formation, IHS transferred to the Company as a capital contribution its ownership interest in The Waterside and The Homestead facilities, sublet to the Company The Shores and Cheyenne Place facilities, and leased to the Company the assisted living and related portions of the Treemont and West Palm Beach facilities. IHS also transferred to the Company all the stock of a company which had agreements to manage nine facilities (five of which were subsequently canceled in 1996).

         From the Company's inception through September, 1996, IHS provided all required financial, legal, accounting, human resources and information systems services to the Company, and satisfied all the Company's capital requirements in excess of internally generated funds. IHS has charged the Company a flat fee of 6% of total revenue for these services. The Company estimates that the cost of obtaining these services from third parties would have been significantly higher than the fees charged by IHS.

         Effective June 1, 1996, IHS contributed to the capital of the Company condominium interests in the assisted living portions of the West Palm Beach, Treemont and Vintage facilities to the Company as a contribution to capital. These assisted living facilities are immediately adjacent to or are located within the same building and share common areas with an existing IHS facility. Prior to the contribution of condominium interests in the assisted living portion of each of these facilities, a condominium association was created and a Declaration of Condominium was filed that governs these facilities. The Company and IHS are the only members of these condominium associations, and share the cost of maintaining the common areas of such facilities.

         In connection with the Company's operation of the West Palm Beach, Treemont and Vintage assisted living facilities, the Company and an operating subsidiary of IHS have entered into Services Agreements whereby IHS provides certain facility services to the Company. Pursuant to the individual Service Agreements, IHS provides the Company (and its residents) with a combination of the following services: building maintenance services (West Palm Beach facility only: $3,200 monthly fee paid to IHS); housekeeping (West Palm Beach facility only: $2,000 monthly fee paid to IHS); laundry services (all facilities: monthly fees paid to IHS are $850 (West Palm Beach), $1,500 (Vintage) and $3,300 (Treemont)); emergency call services (all facilities: $100 monthly fee paid to
IHS): and nutrition (resident meals) services (all facilities: fees paid to IHS equal $8.00 (Vintage) and $10.00 (West Palm Beach and Treemont) per resident/per day). In addition, pursuant to each Services Agreement, the Company pays IHS a monthly general building management and landscaping services fee equal to $4,583 (Vintage), $14,166 (West Palm Beach) and $31,083 (Treemont), respectively. In connection with the administration of the Vintage facility, IHS and the Company share the services of the executive director and the Company pays IHS an amount equal to thirty percent (30%) of the total costs and expenses (including all wages, benefits, payroll taxes, and workers' compensation premiums) of the executive director of the facility. Other than the general building management and landscaping services fee, each of the above described fees are subject to an annual increase equal to the Consumer price Index for All Urban Consumers--All Cities (not to exceed 4%). Each Service Agreement has a one-year term and will be automatically renewed for successive one-ear terms unless otherwise terminated. Each Service Agreement may be terminated by either party upon 180 days' notice or 30 days following the delivery of a notice of material breach if the breach is not cured to the satisfaction of the non-breaching party.

         Pursuant to sublease agreements dated as of June 1, 1996, an operating subsidiary of the Company subleases The Shores and The Cheyenne Place facilities from IHS. The subleases provide for the payment of annual rent aggregating $1.7 million, which amount is substantially similar to the amount paid by IHS to the property owner ($1.4 million in rent plus $321,000 in annual purchase option deposits representing the facilities' allocable portion of the total annual purchase option deposit IHS is required to make). In connection with the execution of each sublease agreement, the Company has executed a guaranty agreement whereby the Company guarantees the payment of obligations due under the sublease agreements.

         In November 1996, the Company engaged Timothy F. Nicholson, a director of IHS, to advise the Company with respect to its acquisition and development activities. Pursuant to this arrangement which was effective November 1, 1996, Mr. Nicholson receives an annual consulting fee of $250,000, and will receive a negotiated brokerage commission on each transaction he brings to the Company or participates in on behalf of the Company. Up to $175,000 of his consulting fee will be credited against any commissions unless extended. The consulting arrangement will terminate December 31, 1997.

         The Company and IHS were parties to an Administrative Services Agreement, dated June 1, 1996, pursuant to which IHS provided accounts payable, accounts receivable, corporate accounting, payroll and payroll tax services, human resources support and risk management support services (the "Services") to the Company. This agreement was terminated on September 30, 1996.

         Through the closing of the initial public offering, IHS made available to the Company a $75 million revolving credit facility. Borrowings under the facility bore interest at the rate of 14% per annum. All outstanding borrowings, together with all accrued but unpaid interest aggregating $7.4 million were repaid to IHS form the proceeds of the Company's initial public offering. Following the closing of the offering, ILC borrowed $3.4 million from IHS. The loan bears interest at the rate of 14% per annum and is to be repaid in 24 equal monthly installments of principal plus interest beginning December 2, 1996.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTEGRATED LIVING COMMUNITIES, INC.
                                                       (Registrant)

                                           By: /s/ JOHN. B. POOLE
                                               ---------------------------------
                                                John B. Poole
                                                Senior Vice President -
                                                Chief Financial Officer
                                               (Principal Financial Officer)