Form 10-Q
period 1997-03-31
INTEGRATED LIVING COMMUNITIES INC
filed 1997-05-14
CIK 1016202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

{x}                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                    Yes ___x____    No __________

Number of shares of Registrant's  common stock,  $.01 par value,  outstanding at
May 5, 1997:   6,697,000
               ---------

                       INTEGRATED LIVING COMMUNITIES, INC.
                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1996 and
         March 31, 1996                                                      2

         Consolidated Statements of Operations -
         Three Months Ended March 31, 1996 and 1997                          3

         Consolidated Statement of Changes in Stockholders' Equity -
         Three Months Ended March 31, 1997                                   4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1997                          5

         Notes to the Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K                                    11
         Signature Page                                                     12

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,     MARCH 31,
                                                               1996            1997
ASSETS                                                                     (UNAUDITED)
                                                           ------------    ------------
Current assets:
     Cash and cash equivalents                             $  4,474,786    $  3,855,596
     Accounts receivable                                        719,212         750,347
     Prepaid expenses and other current assets                  272,830         207,041
                                                           ------------    ------------
            Total current assets                              5,466,828       4,812,984
Property, plant  and equipment, net                          68,560,932      87,016,181
Other assets                                                  1,546,909       1,607,546
                                                           ------------    ------------
                                                           $ 75,574,669    $ 93,436,711
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
     Accounts payable                                      $  1,721,765    $  2,933,642
     Accrued expenses                                         2,176,863       1,629,089
     Refundable security deposits                             1,194,377       1,605,346
     Current portion of note payable to affiliate             1,722,512       1,230,366
                                                           ------------    ------------
            Total current liabilities                         6,815,517       7,398,443
Long term portion of note payable to affiliate                1,578,969       1,640,487
Other long term debt                                                  0      17,408,272
Refundable deposits                                           5,079,837       5,087,036
Deferred gain on sale/leaseback                                       0         261,321
Unearned entrance fees                                        4,134,126       4,163,607
                                                           ------------    ------------
            Total liabilities                                17,608,449      35,959,166
Stockholders' equity:
     Common stock                                                66,979          66,979
     Additional paid in capital                              60,558,963      60,558,963
     Accumulated deficit                                     (2,659,722)     (3,148,397)
                                                           ------------    ------------
            Net stockholders' equity                         57,966,220      57,477,545
                                                           ------------    ------------
                                                           $ 75,574,669    $ 93,436,711
                                                           ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------

                                                          1996         1997
                                                      -----------   -----------
Revenues:
     Monthly service and entrance fees                $ 5,164,054   $ 8,076,902
     Management services and other                        451,399       351,113
                                                      -----------   -----------
         Total revenues                                 5,615,453     8,428,015
                                                      -----------   -----------

Expenses:
     Community operations                               3,512,944     5,572,191
     Corporate general and administrative                 336,887     1,737,788
     Rent                                                 725,276       841,974
     Depreciation and amortization                        248,195       521,971
                                                      -----------   -----------
         Total expenses                                 4,823,302     8,673,924
                                                      -----------   -----------

Operating income (loss)                                   792,151      (245,909)

Other income (expense):
     Interest income                                            0        63,850
     Interest expense (including interest on loan
         payable to affiliate)                                  0      (306,616)
                                                      -----------   -----------

Earnings (loss) before income taxes                       792,151      (488,675)

Federal and state income taxes                            304,978             0
                                                      -----------   -----------

Net earnings (loss)                                   $   487,173   ($  488,675)
                                                      ===========   ===========

Weighted average common shares outstanding              3,897,900     6,697,900
                                                      ===========   ===========

Earnings per common share                             $      0.12   ($     0.07)
                                                      ===========   ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                  ADDITIONAL
                                                 COMMON            PAID-IN               RETAINED
                                                  STOCK            CAPTIAL               DEFICIT                   TOTAL
                                             ----------------    -----------------     ----------------     ---------------------
Balance at December 31, 1996                         $66,979          $60,558,963          ($2,659,722)              $57,966,220

Net loss (unaudited)                                       0                    0             (488,675)                 (488,675)
                                             ----------------    -----------------     ----------------     ---------------------

Balance at March 31, 1997 (unaudited)                $66,979          $60,558,963          ($3,148,397)              $57,477,545
                                             ================    =================     ================     =====================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              INTEGRATED LIVING COMMUNITIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             1996            1997
                                                         ------------    -------------
Cash flow from operating activities
       Net earnings (loss)                               $    487,173    ($   488,675)
       Adjustments to reconcile net earnings to
          net cash provided by operating activities:
          Deferred income taxes                               172,112               0
          Depreciation and amortization                       248,195         521,971
          Decrease (increase) in accounts receivable          137,262         (31,135)
          Decrease (increase) in prepaid expenses and
                other current assets                         (362,953)         65,789
          Earned entrance fees                               (261,528)       (185,520)
          Entrance fees received                              134,000         178,500
          Increase in accounts payable and
                accrued expenses                              393,119          97,190
                                                         ------------    ------------
Net cash provided by operating activities                     947,380         158,120
                                                         ------------    ------------

Cash flows from financing activities:
       Net capital contribution from parent company         1,008,411               -
       Net proceeds on sale/leaseback                               -         261,321
       Principal payments on note payable to affiliate              -        (430,628)
       Refundable deposits received                           134,000         178,500
       Refunds of deposits and entrance fees                 (292,980)       (134,800)
                                                         ------------    ------------
Net cash from financing activities                            849,431        (125,607)
                                                         ------------    ------------

Cash flows from investing activities:
       Property, plant  and equipment additions              (142,368)       (582,794)
       Increase in other assets                              (642,800)        (68,909)

                                                         ------------    ------------
Net cash used in investing activities                        (785,168)       (651,703)
                                                         ------------    ------------

Increase (decrease) in cash                                 1,011,643        (619,190)
Cash, beginning of period                                     413,362       4,474,786
                                                         ------------    ------------
Cash, end of period                                      $  1,425,005    $  3,855,596
                                                         ============    ============

Non-cash investing and financing activities:

Assets of facilities and land acquired                   $          -    $ 17,408,272

Long term debt acquired                                  $          -    $ 17,408,272

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               INTEGRATED LIVING COMMUNITES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 1997

1.    BASIS OF PRESENTATION

Integrated Living Communities, Inc. ("ILC" or "the Company") was formed in November 1995 through a corporate reorganization whereby the assets and liabilities of the Integrated Living Communities Division of Integrated Health Services, Inc. ("IHS") were transferred or leased from IHS subsidiaries to ILC and its subsidiaries. At March 31, 1996, ILC was a wholly owned subsidiary of IHS. In October 1996, the Company consummated an initial public offering of 4,200,000 shares of common stock (see note 2 below).

The consolidated financial statements included herein do not contain all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by ILC, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting only of normal recurring accruals) for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be achieved for the full year.

2.    INITIAL PUBLIC OFFERING

On October 9, 1996, ILC completed an initial public offering of 4,200,000 shares of common stock, of which 2,800,000 shares were sold by ILC and 1,400,000 shares were sold by IHS. The initial public offering price was $8.00 per share. This offering reduced IHS's ownership of the Company's common stock to 37%.

3.    ACQUISITIONS

In January 1997, the Company purchased four facilities in Virginia totaling 198 beds for $15.8 million. The Company financed the transaction through a bridge loan with NationsBank which bore interest at a floating rate of libor plus 300 basis points and matured on April 29, 1997. In April 1997, the Company refinanced this loan with a revolving credit facility from NationsBank (see Note
4).

In February 1997 the Company purchased the Jenni-Lynn Retirement Center, a 55 bed assisted living community located in W. Columbia, South Carolina, for $2.3 million. Subsequently, the Company sold this facility to and leased it back from Capstone Capital Corporation ("Capstone") resulting in a deferred gain of approximately $261,000. The annual rental on this facility is $257,000.

In March 1997, the Company acquired leasehold interests in two assisted living facilities in Florida and Georgia totaling 103 beds for annual rentals of $151,000 and $229,000, respectively.

4.    SUBSEQUENT EVENTS

In April 1997, the Company closed a revolving credit facility with NationsBank. The facility bears interest at a rate between libor plus 225 basis points and libor plus 300 basis points and matures in April 1998.

In April 1997, the Company completed the development of and acquired a leasehold interest in The Manhattan Homestead, a 35 bed assisted living facility located in Manhattan, Kansas. Annual rental is approximately $258,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; AND PRODUCT LINE GROWTH, TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S RAPID GROWTH STRATEGY, ANTICIPATED OPERATING LOSSES, LIMITED DEVELOPMENT EXPERIENCE, NEED FOR SUBSTANTIAL ADDITIONAL CAPITAL, SUBSTANTIAL DEBT AND LEASE OBLIGATIONS, COMPETITION, GOVERNMENT REGULATION AND GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

OVERVIEW

As of May 5, 1997, the Company operates 24 facilities consisting of 11 owned, 9 leased and 4 managed facilities for a total of 2,481 beds. The Company also has 28 sites in various stages of development and construction.

To achieve its growth objectives, the Company will need to obtain sufficient financial resources to fund its development, construction, and acquisition activities and anticipated operating losses. Accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. There can be no assurance additional financing will be available on acceptable terms or at all. The Company expects negative cash flow for at least the next year as it continues to develop and acquire assisted living facilities, primarily as a result of the development and opening of new assisted living facilities in each of the next three years. There can be no assurance that any newly developed facility will achieve a stabilized occupancy rate and resident mix that meets the Company's expectations or generates positive cash flow.

The Company intends to finance the development and acquisition of its assisted living facilities through mortgage financing, operating leases (including sale/leaseback transactions) and lines of credit. As a result, the Company expects to incur substantial indebtedness and debt related payments (including payments on operating leases) as the Company pursues its growth strategy. Consequently, the Company anticipates that a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required interest, principal and lease payments.

The Company derives its revenues from two primary sources: (i) resident fees for the delivery of assisted living services and (ii) management services income for the management of facilities in which the Company does not own a controlling interest.

The Company categorizes its operating expenses as follows: (i) community operations, which includes labor, food, advertising, and other direct operating expense; (ii) general and administrative expenses, consisting of corporate and other support functions; (iii) rent, which includes facility and equipment rentals; and (iv) depreciation and amortization.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Total revenue increased $2.8 million or 50%, to $8.4 million in the first quarter of 1997 from $5.6 million in the first quarter of 1996. Of this increase, $2.7 million, or 96%, was due to revenue from communities acquired after January 1, 1996. The remaining increase was due to increased revenue at communities in operation in both periods partially offset by decreased management fee revenue.

Community operations expense increased $2.1 million or 59%, to $5.6 million in the first quarter of 1997 from $3.5 million in the first quarter of 1996. This increase was primarily due to the acquisition of twelve communities after January 1, 1996.

Corporate general and administrative expense increased $1.4 million, or 416%, to $1.7 million in the first quarter of 1997 from $337,000 in the first quarter of 1996. This increase was primarily due to the relocation of the Company's corporate office from Owings Mills, Maryland to Bonita Springs, Florida. In addition, the Company increased corporate capacity in anticipation of future growth. In the first quarter of 1996, IHS provided all of the Company's corporate services for a fee of 6% of revenue.

Rent expense increased $117,000, or 16%, to $842,000 in the first quarter of 1997 from $725,000 in the first quarter of 1996. This increase was primarily due to the acquisition of leasehold interests in Jenni-Lynn, Jaylene, Brantley, Cabot Pointe, Wichita and Garden City; the corporate office; and an increase in rent expense at The Shores and Cheyenne Place, all of which occurred subsequent to March 31, 1996. This increase was partially offset by the acquisition of condominium interests in the West Palm, Treemont and Vintage communities in June of 1996 which were previously leased.

Depreciation and amortization increased $274,000, or 110%, to $522,000 in the first quarter of 1997 from $248,000 in the first quarter of 1996. This increase was primarily due to communities acquired subsequent to March 31, 1996 and routine capital expenditures.

Interest expense increased from $0 in 1996 to $307,000 in 1997. This is attributable to interest on the Company's note payable to IHS and the Company's revolving credit facility with NationsBank used to finance the January, 1997 acquisition of four facilities in Virginia.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had a net working capital deficit of $2.6 million compared to a deficit of $1.3 million at December 31, 1996. For the three months ended March 31, 1996 and 1997, cash flows from operating activities were $947,000 and $158,000, respectively. Net cash provided (used) by financing activities was $849,000 and $(126,000) in 1996 and 1997, respectively. Net cash used in investing activities was $785,000 and $652,000 in 1996 and 1997, respectively.

In April 1997, the Company closed a $50 million senior secured revolving credit facility from NationsBank, SouthTrust and SunTrust. Under the senior secured revolving credit facility, the Company can borrow up to the lesser of 75% of the appraised value of the facilities secured in the line or six times the total EBITDAR (as defined) of the secured facilities. Borrowings under the facility, which matures in April 1998, bear interest at a rate between libor plus 225 basis points and libor plus 300 basis points.

In anticipation of closing the above mentioned facility, NationsBank provided the Company with a $15.8 million bridge loan to close the acquisition of four facilities in Virginia in January 1997. This bridge loan was subsequently refinanced with the revolving credit facility discussed above.

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

In April 1997, the Company closed a $5.0 million unsecured revolving credit note with IHS. The note, which matures in April 1998, bears interest at a rate of 12% with a reduction in maximum principal outstanding at October 1997 and January 1998 to $4.5 million and $4.0 million, respectively. These borrowings are to be used to assist the Company in its working capital needs.

Also in April 1997, the Company re-negotiated its existing note payable with IHS. Under the new terms, the interest rate was reduced to 12% from 14%, with no principal payments due until September 1997. The amended note matures on November 20, 1998.

The Company has agreed to guaranty the indebtedness on two development sites for one of its developers. There currently is no balance outstanding relating to these two sites. However, the maximum amount of the guarantee on these two sites is $4 million.

The Company currently has employment agreements with three of its officers which provide annual base salaries aggregating $694,000.

Part II.          Other Information

Items 1 - 5 are not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit Number             Description

         10.1 Credit agreement with NationsBank, SouthTrust and SunTrust dated April 9, 1997
         10.2       Security agreement with NationsBank dated April 9, 1997
         10.3       Subordination agreement with NationsBank dated April 9, 1997
         10.4 Lease agreement with The Homestead, L.C. for The Manhattan Homestead, dated August 29, 1996

         10.5       Revolving credit note with IHS dated April 30, 1997
         10.6       Amended unsecured credit note with IHS dated April 30, 1997

         27         Financial Data Schedule

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated January 29, 1997 relating to the acquisition of the Bullock facilities, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                              INTEGRATED LIVING COMMUNITIES, INC.
                              (Registrant)



                              John B. Poole
                              -----------------------------------------------
                              John B. Poole
Dated May 15, 1997            Senior Vice President - Chief Financial Officer